Form 10KSB
period 2000-12-31
ASI TECHNOLOGY CORP
filed 2001-03-26
CIK 7951

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number: 0-6428

                           ASI Technology Corporation
                 (Name of Small Business Issuer in its charter)

            Nevada                                             88-0105586
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                     980 American Pacific Drive, Suite #111
                             Henderson, Nevada 89014
                                 (702) 734-1888
          (Address and telephone number of principal executive offices)


      Securities registered pursuant to Section 12(b) of the Exchange Act: None


    Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.02

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $160,536

The aggregate market value of the issuer's common stock held by non-affiliates as of March 15, 2001 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $-0-.

As of March 15, 2001 there were 2,711,664 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_


================================================================================

                                                  TABLE OF CONTENTS

                                                                                                                 Page
                                                        PART I
ITEM 1.       Description of Business                                                                             2
ITEM 2.       Description of Property                                                                            12
ITEM 3.       Legal Proceedings                                                                                  12
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                12


                                                       PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           13
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          14
ITEM 7.       Financial Statements                                                                               21
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               21


                                                       PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                                                  21
ITEM 10.      Executive Compensation                                                                             23
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management                                     24
ITEM 12.      Certain Relationships and Related Transactions                                                     24
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   25

SIGNATURES


                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. EXAMPLES OF FORWARD LOOKING STATEMENTS INCLUDE THE EXPECTATIONS OF THE COMPANY WITH RESPECT TO ITS STRATEGY. THERE CAN BE NO ASSURANCES THAT THE COMPANY'S FINANCIAL GOALS WILL BE REALIZED. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "ESTIMATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "GOAL," "OBJECTIVE" AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.


                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

ASI Technology Corporation is a development stage company, incorporated under the laws of the State of Nevada. We own two patented plasma technologies, each in an early stage of development. We acquired our patented plasma antenna technology by purchase in August 1999 and acquired our patented plasma sound reduction technology for jet engines by purchase in December 2000. We are engaged in developing our technologies with the goal to commercialize through licensing.

     o Plasma Antenna Technology - When gas is electrically charged, or ionized to a plasma state it becomes conductive, allowing radio frequency (RF) signals to be transmitted or received. We employ ionized gas enclosed in a tube as the conducting element of an antenna. When the gas is not ionized, the antenna element ceases to exist. This is a fundamental change from traditional antenna design that generally employs solid metal wires as the conducting element. We believe our plasma antenna offers numerous advantages including stealth for military applications and higher digital performance in commercial applications. We also believe our technology can compete in many metal antenna applications. Our initial efforts have focused on military markets. General Dynamics' Electric Boat Corporation sponsored over $160,000 of development in 2000 accounting for all of our revenues.

     o Plasma Sound Reduction Technology - This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. Jet engine noise emissions are highly regulated and airlines and engine manufacturers incur significant costs to meet increasingly stringent regulations. Although our basic technology concept has been tested in laboratory tests using hot plasma-type flames, our goal is to validate this technology on reduced scale jet engines and thereafter develop and license the technology for use in reducing the noise emissions of jet engines.

Both of our plasma technologies are in the early stage of development and there can be no assurance that commercial viability will be achieved. Further development is necessary in order to verify and document the advantages and commercialize our technologies.

Prior to the purchase of the plasma antenna technology ASI had no significant assets or liabilities. During the period from 1995 until 1999 ASI was inactive and engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 we commenced our strategy of acquiring and developing new technologies for licensing.

ASI was incorporated on January 9, 1931 and has evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. Prior to the acquisition of our plasma technology in August 1999, ASI was essentially inactive. ASI has not filed Exchange Act reports since about 1982. On September 1, 2000 the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. All share and per share data included in this annual report have been adjusted to retroactively reflect the reverse stock split. The Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report there were 2,711,664 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Key Business Developments in 1999 and 2000

Beginning in early 1999 we developed a strategy focusing on acquiring and exploiting technology. In August 1999 we purchased our plasma antenna technology and commenced development. We have paid for research and prototype development and also obtained sponsored development from General Dynamics' Electric Boat Corporation. In December 2000 we were offered the opportunity to purchase our plasma sound reduction technology for jet engines. We believe these technologies are compatible, both employing plasma physics as an underlying concept and both having military and commercial prospects.

In addition to the acquisition of our two plasma technologies, management efforts have focused on the following:

o In October 1999 we completed the sale of 1,500,000 shares of our common stock providing gross proceeds of $750,000 of which $250,000 was applied to purchase our plasma antenna technology.

o    We have established working relationships with:

     - General Dynamics (Bath Iron Works Corporation) - Bath Iron Works Corporation has assisted us in focusing our development and marketing efforts. The first result of this relationship was our contract with the General Dynamics Electric Boat Corporation described below. Although we have no formal partnering agreement, Bath Iron Works Corporation has sponsored meetings and attended military presentations on our behalf. They continue to assist us in promoting our technology. There can be no assurance, however, that we can consummate a strategic relationship with them or that their support will continue.

     - University of Tennessee's Electrical Engineering and Plasma Physics Department - We have teamed with University of Tennessee to develop and evaluate new plasma prototypes. We are paying the University on a project by project basis. We have no written agreement and there can be no assurance that we can continue to avail use of their facilities, equipment or personnel.

o In January 2000 we obtained our first sponsored development purchase order for $89,710 from General Dynamics' Electric Boat Corporation to develop an inflatable plasma antenna prototype for satellite communications. This contract was completed in August 2000 and a second phase was awarded for $78,696 to develop an advanced prototype. We are working to finalize the second phase of this arrangement which we anticipate to complete by the end of the first quarter of 2001.

o We have applied to extend patent coverage for our two issued U.S. plasma antenna patents into Canada, Europe and Australia. We have filed four additional patent applications in the United States and we are preparing additional patent applications to broaden our portfolio of intellectual property.

o Through the services of the University of Tennessee we completed six plasma antenna prototypes in 2000 for demonstration to customers. We believe these laboratory prototypes demonstrate important advantages of plasma antenna technology in a range of applications.

We have applied for additional government contracts through various military agencies. Upon completion of the second phase of the Electric Boat Corporation development, we intend to seek future contractual support for the development of an advanced boat-based satellite antenna system. We may also seek support for our plasma sound reduction technology from government and military sources at a future date. NASA has supported research in the past on reducing noise in jet engines. There can be no assurance that we can obtain future development funds from these or other sources.

Terms of Technology Purchase Agreements

Plasma Antenna

On August 20, 1999, we signed a purchase agreement (the "Antenna Purchase Agreement") for the plasma antenna technology with Patriot Scientific Corporation ("Patriot"), an unaffiliated company. The original plasma antenna patent was issued in 1997. The plasma antenna technology was invented by Elwood
G. Norris, who has assisted us as a consultant in further developing our technology.

We purchased the plasma antenna technology for an aggregate cash purchase price of $250,000. The Antenna Purchase Agreement further provides that during the five year period ending on August 20, 2004, we will pay to Patriot royalties equal to 5% of gross revenues actually received by us from the sale of products incorporating the technology or from the license or sublicense of the technology to third parties, up to a maximum of $250,000 in future royalties. If we sell or assign the technology during such five year period, we have agreed to pay to Patriot an amount equal to 5% of the purchase price received by us or the balance of the $250,000 maximum royalty that remains unpaid, whichever is less. Thereafter no additional payments are due or payable to Patriot related to the technology. There are no minimum future royalties.

The technology purchased from Patriot was comprised of the following:

     o   U.S. Patent #5,594,456 (Gas Tube RF Antenna) issued January 14, 1997.

     o   U.S.  Patent   Application   (Rugged  Gas  Tube  RF  Cellular  Antenna)
         subsequently issued on November 23, 1999 as #5,990,837.

     o   All related trade secrets and proprietary information.

     o Results of Patriot's research and development, including two final reports issued for U.S. Navy contracts.

The $250,000 purchase price was expensed as acquired technology as there were no other identifiable tangible assets acquired and since technological feasibility has not been established and no future alternative uses of the patents or technology currently exists.

Plasma Sound Reduction

On December 30, 2000, we signed a purchase agreement (the "Sound Reduction Purchase Agreement") for the plasma sound reduction technology with American Technology Corporation ("ATC"), an unaffiliated company. The patent on this technology was issued in 1999 and the technology was also invented by Elwood G. Norris. We anticipate that Mr. Norris will assist us as an advisor on this technology.

We purchased the sound reduction technology for $200,000 with an initial cash payment of $100,000 and an agreement to make ten monthly payments of $10,000 commencing February 1, 2001. We are obligated to pay royalties starting at 6% of product revenues in the first year of the agreement, 5% in the second year and 4% thereafter for the term of the patent. A royalty of 15% is due on license revenues and a fee of 10% of sale proceeds is due on the further sale of the technology.

The technology purchased from ATC was comprised of the following:

     o U.S. Patent No. 5,966,452 for Sound Reduction Method and System for Jet Engines issued on October 12, 1999 and corresponding applications filed in Brazil, Canada, China, the European Patent Office (EPO), Japan and the Russian Federation.

     o   All related trade secrets, technical data and proprietary information.

     o   All market research, contact lists and related information.

The $200,000 purchase price was expensed as acquired technology as there were no other identifiable tangible assets acquired and since technological feasibility has not been established and no future alternative uses of the patents or technology currently exists.

Description of the Technology

Plasma

The different states of matter generally found on earth are solid, liquid, and gas. Sir William Crookes, an English physicist, identified a fourth state of matter, now called plasma, in 1879. Plasma is by far the most common form of matter. Plasma in the stars and in the tenuous space between them makes up over 99% of the visible universe and perhaps most of that which is not visible. Important to our technologies, plasmas are conductive assemblies of charged and neutral particles and fields that exhibit collective effects. Plasmas carry electrical currents and generate magnetic fields.

Plasma Antenna Technology

Since the discovery of radio frequency ("RF") transmission, antenna design has been an integral part of virtually every communication and radar application. Technology has advanced to provide unique antenna designs for applications ranging from general broadcast of radio frequency signals for public use to complex weapon systems. In its most common form, an antenna represents a conducting metal surface that is sized to emit radiation at one or more selected frequencies. Antennas must be efficient so the maximum amount of signal strength is expended in the propagated wave and not wasted in antenna reflection.

Our plasma antenna technology employs ionized gas enclosed in a tube (or other enclosure) as the conducting element of an antenna. We believe ionized gas is an efficient conducting element with a number of important advantages. Since the gas is ionized only for the time of transmission or reception, unwanted trailing signals or "ringing" and associated effects of solid wire antenna design are eliminated. The design allows for extremely short pulses, important to many forms of digital communication and radar. The design further provides the opportunity to construct an antenna that can be compact and dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. We believe our plasma antenna technology will enable future antennas to be designed that are efficient, low in weight and smaller in size than traditional solid wire antennas.

In September 1994, Patriot filed a patent application on the plasma antenna technology. Immediately upon receiving notice of allowance in June 1995, the invention was classified secret by the U.S. Department of Commerce at the request of a defense agency. In June 1996, as a result of an application by Patriot seeking declassification, the plasma antenna technology was declassified allowing exploitation for both governmental and commercial purposes. In 1997 Patriot completed a proof of concept contract funded by the U.S. Navy Office of Naval Research to develop, fabricate, characterize and evaluate an ionized plasma antenna element. This contract was designed to provide a demonstration of the ability to use ionized plasma as a conducting path for RF energy. The results of this investigation indicated that the plasma antenna element behaved like a wire (metal) antenna in both transmit and receive mode exhibiting essentially the same characteristics. In 1998 Patriot completed a contract by the Office of Naval Research and issued a report titled "Ionized Plasma Antenna Development Concept" to the Office of Naval Research under a Phase I Small Business Innovation Research ("SBIR") Program Contract. This report concluded that a plasma antenna transmitted and received RF transmissions comparable to a wire at various frequencies and exhibited low noise.

One distinguishing feature of a plasma antenna is that the gas ionizing process can manipulate resistance. When deionized, the gas has infinite resistance and does not interact with RF radiation. When deionized the gas antenna will not backscatter radar waves (providing stealth) and will not absorb high-power microwave radiation (reducing the effect of electronic warfare countermeasures).

A second distinguishing feature is that after sending a pulse the plasma antenna can be deionized, eliminating the ringing associated with traditional metal elements. Ringing and the associated noise of a metal antenna can limit capabilities in high frequency short pulse transmissions. In these applications, metal antennas are often accompanied by sophisticated computer signal processing. By reducing ringing and noise, we believe our plasma antenna provides increased accuracy and reduces computer signal processing requirements. These advantages may become important in cutting edge applications for impulse radar and high-speed digital communications.

Based on the results of research and development to date, we believe our plasma antenna technology has the following major attributes:

     o   No antenna ringing provides an improved signal and reduces distortion.

     o Since a plasma antenna is composed of non-metallic elements it has a reduced radar cross section providing stealth.

     o   Changes in plasma density can change bandwidth over wide ranges.

     o After the gas is ionized, a plasma antenna has a low noise floor an important attribute to many transmission and reception applications.

     o A circular radar or reception scan can be performed electronically with no moving parts at a high speed.

     o Plasma antenna elements can be constructed and configured into an array that is dynamically reconfigurable for frequency, beamwidth, power, gain, polarization and directionality - on the fly.

     o With a reconfigurable plasma antenna many RF subsystems can share one antenna resource reducing the number and size of antenna structures.

     o Mathematical illustrations indicate that by selecting the gases and changing ion density that the electrical aperture (or apparent footprint) of a plasma antenna may be made to perform on par with a metal counterpart having a larger physical size.

We have funded prototypes developed for us by the University of Tennessee demonstrating:

     o the operation of a plasma antenna up to 2.5 GHz (a hertz is a unit of frequency of one cycle per second, one gigahertz is one billion cycles per second), other experiments have been to 10 GHz

     o   use of a series of plasma tubes as a reflector

     o use of plasma as a medium in a non-metallic wave guide (wave guides are hollow structures to carry high power electromagnetic waves to an antenna element similar in function to a coaxial cable in lower power applications)

     o   operation of flexible tube plasma antennas

     o   embedding of plasma antennas in shipboard composite structures

In addition we have generated analytical and mathematical support and models for various plasma antenna measurements. To date we have elected not to publish our work as we continue to file patent applications.

Our results indicate that a plasma antenna can be used for many transmission and/or modulation techniques: such as continuous wave, phase modulation, impulse, AM, FM, chirp, spread spectrum or other digital techniques. And we have determined that plasma antennas can be used over a large frequency range up to 20GHz and employ a variety of gases (for example neon, argon, helium, krypton, mercury vapor and zenon). The same appears to be true as to its value as a receive antenna. Whether and to what extent the development of our technology will result in a commercial plasma antenna exhibiting any of these attributes is presently unknown. Plasma antenna technology is still in an early stage of development and additional testing and commercial prototype demonstrations will be required to determine commercial viability.

Plasma Sound Reduction Technology

Jet engines and more specifically the gas turbine jet engines employed in most aircraft are notorious for their excessive noise level whether in aircraft or in industry or on ships. The noise pollution can be uncomfortable and possibly even dangerous to humans. As a result there are a variety of government regulations imposed requiring aircraft to adhere to certain maximum noise levels and limit the number of takeoff and landings of certain aircraft based on their level of overall noise output.

In the mid 1980's the International Civil Aviation Organization (ICAO) established the Committee on Aviation Environmental Protection (CAEP) which developed international aircraft noise certification and phaseout rules for certain aircraft. Most airports have noise limits and budgets. In the United States, the Department of Transportation ("DOT") and the Federal Aviation Authority ("FAA") have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. Noise standards in the U.S. have been codified most recently in 1999 by FAR (Federal Aviation Regulation) Part 36 - Noise Standards: Aircraft Type and Airworthiness Certification. A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 (the most strict regulated so far) noise level compliant airplanes. Stage 3 aircraft are required to be about 12% quieter than phased out Stage 2 aircraft. The CAEP is continuing to evaluate further noise reductions and regulations and has begun work on Stage 4 standards that could be codified within one to two years and be phased in over a number of years.

Numerous airports have imposed additional restrictions on airplane noise levels, noise budgets, mandatory flight paths and runway restrictions, which limit the ability of carriers to increase services or operate as desired at these airports.

Traditional noise reduction methods are typically passive consisting of mufflers and baffling techniques. More active techniques may employ mixing inlet air with exhaust gases to reduce exhaust velocity. These various methods generally provide limited noise reduction and may add weight and reduce operating efficiency of engines. Many older Stage 2 aircraft are flying today because of inefficient "hush-kits" used to quiet the aircraft to meet Stage 3 compliance. The cost to hush-kit an aircraft such as a Boeing 737 can approach $2 million.

The science of noise cancellation and the ability to create a sound wave 180 degrees out of phase with the original sound wave to interfere and cancel is well known. Noise cancellation algorithms and systems have been developed for a variety of uses ranging from headphones to industrial machinery. These methods generally use a speaker to produce the interfering and canceling wave.

Use of active electronic noise cancellation technology in jet and turbine engines has not been practical, although various methods have been proposed by others, due to the difficulty in getting a timely wave to the source of the sound. The patent we purchased describes a method of using the internal hot gas plasma as the speaker element to create a phase inverted wave to interfere with the acoustic noise wave inside a jet engine. The patent discusses methods of seeding the fuel with chemicals to enhance the conductivity in the jet engine. It is uncertain whether fuel seeding is required for performance of this technology and will have to be determined in actual testing.

Our method has to date only been tested by the inventor by creating a plasma-type flame and reducing the perceptible level of noise. There can be no assurance that this method will function in a jet engine, which is inherently more complex. Further there may also be practical limitations to implementing the technology due to the need to sense noise waves and couple the generated canceling wave in the appropriate section or sections of a multi-stage jet engine.

While it is not practical to eliminate the noise of a jet engine, even small reductions of several decibels may provide benefits sufficient to justify the cost of this form of noise reduction if it can be successfully commercialized. A decibel (dB) is a logarithmic unit of measure for sound pressure levels. A 3 dB change typically relates to a doubling of the level. Typical conversational speech at one foot is about 60 decibels, the average pain level is 130 dB and jet engine noise levels can approach 160 Db at close range. On takeoff typical Stage 2 aircraft projected noise at 97 dB and the newer Stage 3 aircraft project sound at about 87 dB.

Theory suggests, but we have no experimental or other support, that our method of sound reduction may smooth the turbulence exiting a jet engine and thereby possibly provide improvement in operating efficiency or performance that could reduce operating costs.

Our development strategy is to test this method of noise reduction in a reduced scale jet engine. These tests would be designed to seek solutions to some of the implementation issues and measure the noise reduction, if any. The tests would also determine the level of seeding, if any, necessary for optimal reduction. It may also be possible in these tests to determine if there is any measurable operating performance improvement. We have commenced discussions with one university to determine if they can perform this experimental work under contract. There can be no assurance that we will be successful in this effort. If unsuccessful we would then have to pursue other universities, commercial laboratories or seek to obtain the necessary laboratory equipment and scaled jet engine to conduct our own testing and measurements. We currently have no established timetable for the completion of this work.

Market Opportunities and Strategy

Plasma Antenna

We believe our plasma antenna offers distinct advantages and can compete with most metal antenna applications, although there can be no assurance that this will be the case. The plasma antenna's advantages over conventional metal elements are most obvious in military applications where stealth and electronic warfare are primary concerns. Other important military factors are weight, size and the ability to reconfigure and reduce the number of antennas required on a vehicle. Potential military applications include:

     |X| Shipboard/submarine antenna replacements.

     |X| Unmanned air vehicle sensor antennas.

     |X| IFF ("identification friend or foe") land-based vehicle antennas.

     |X| Stealth aircraft antenna replacements.

     |X| Broad band jamming equipment including for spread-spectrum emitters.

     |X| ECM (electronic counter-measure) antennas.

     |X| Phased array element replacements.

     |X| EMI  (Electromagnetic   Interference)/ECI   (Electronic   Compatibility
         Interference) mitigation.

     |X| Detection and tracking of ballistic missiles.

     |X| High power waveguides

Military antenna installations can be quite sophisticated and just the antenna portion of a communications or radar installation on a ship or submarine can cost in the millions of dollars. We believe that we have the opportunity to replace certain existing military antennas with stealth antennas and also to create new applications.

We believe, based primarily on discussion with technical consultants, that our plasma antenna technology has commercial applications in telemetry, broad-band communications, ground penetrating radar, navigation, weather radar, wind shear detection and collision avoidance, high-speed data (for example Internet) communication and spread spectrum communication. A part of our development strategy is to identify the most promising commercial markets and target development efforts to provide solutions to prospective customers.

We are focusing our development and marketing strategy initially on the following major activities:

     o   Establish and expand development strategic relationships.

     o   Seek industry and military financial support.

     o   Identify primary market opportunities.

     o   Develop prototype antenna targeted at selected opportunities.

     o   Identify prospective licensing partners.

We have invested resources to review the overall patent and propriety aspects of our technology. We have filed four new U.S. patent applications. We continue to review other areas where patent applications may be appropriate. We have also applied to obtain rights to certain patents developed by Dr. Ted Anderson (an ASI consultant) while working with the Navy. There can be no assurance we can obtain rights to use these patents.

Our goal is to license this technology to companies engaged in producing antenna systems. We do not presently intend to produce or manufacture communication or antenna systems.

There can be no assurance our plasma antenna technology can be successfully developed or commercialized.

Plasma Sound Reduction

We believe that our plasma sound reduction technology, if successfully proven, may have applications in most jet and gas turbine engine applications whether for aircraft, industry or ships. We may have the opportunity to make certain non-conforming jet engines or aircraft become conforming to existing noise regulations thereby increasing the value of older engines. This could have an impact on existing aircraft.

Our goal is to prove the technology and thereafter license the technology to either engine producers or others engaged in the business of servicing or providing technology for jet engines. It is not our present intent to produce or manufacture systems.

Competition and Alternatives

The market for communication technology is extremely competitive. Many companies produce antenna products that are generally competitive to the technology we are developing. These companies are larger and have substantially greater financial, research and marketing resources than we do. We may not be able to compete successfully in this market. Antenna products are normally sold as a part of a communication or radar system. Accordingly, an antenna must be selected by such a supplier and incorporated into a system prior to the system sale to an end-user of the technology. Communication and radar systems are generally supplied by large companies many of whom have their own antenna products or have existing relationships with antenna product suppliers. Accordingly, to be successful, we will have to demonstrate to such customers the advantages of using a plasma antenna in existing systems or the ability of the plasma antenna to be a key element in a new communication or radar system. For these reasons, our strategy is to attempt to develop strategic relationships within the communications and radar industries, although there can be no assurance that we will succeed in doing so.

Our proposed antenna solutions will compete with existing metal and other types of antenna products.

While our original patent has caused others to experiment with plasma antennas thus creating potential competitors, it has also resulted in independent confirmation of many of the advantages of a plasma antenna. The Plasma Research Laboratory of the Research School of Physical Sciences and Engineering at the Australian National University (ANU) in Australia has been conducting plasma antenna research as a result of Patriot's initial work. Several technical papers have been produced and at least one patent application has been filed.
Similarly, while employed by the Naval Undersea Warfare Center, Dr. Ted Anderson, an ASI consultant, performed analytical and mathematical work on
plasma   antennas  and  filed   patents  on  certain   applications   of  plasma
technologies.

Although there are no existing suppliers of plasma antennas to our knowledge, there is no assurance that there will not be direct competitors in the future. The work of ANU, and Dr. Anderson, while working for the Navy, is indicative of the ongoing interest and work being performed in this field, which was pioneered by Mr. Norris' original patent. We believe, but there can be no assurance, that our patents will be an important factor in establishing our position in the marketplace.

The market for jet engine noise reduction systems both passive and active is highly competitive. Many companies produce noise reduction systems that are competitive to the system we intend to develop. These organizations are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. In addition, these companies expend significant funds on research and development. NASA is also conducting research on methods to reduce noise in jet engines. They or others may have developed or may succeed in developing technology and systems that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

Government Regulation

The transmission of RF energy is highly regulated throughout the world. Our antenna solutions will have to meet the regulatory requirements associated with the systems in which they are employed. We do not believe the generation of a plasma in an enclosed structure will face any new regulatory hurdles but there can be no assurance that this will be the case. There is currently a high level of concern about the possible health effects of RF and other transmissions. Although we do not believe that there are any special risk factors associated with plasma technology, this atmosphere of public concern could create an adverse marketing environment.

Jet engines and jet engine noise are regulated domestically and internationally. Since our technology is designed to reduce this noise we do not believe we will be subject to any regulations not presently part of the jet engine and aircraft regulatory scheme. If we should require some form of seeding of fuel as a part of our system, this may be subject to additional regulation.

Intellectual Property Rights

We purchased one issued U.S. patent and in November 1999 we were granted an additional U.S. patent on our plasma antenna technology. We have filed to protect the key claims of these patents in Europe and Australia. Although we believe we will be able to obtain foreign rights on these two issued U.S. patents in Canada, Europe and Australia there can be no assurance that such foreign patents can be obtained. We have filed four additional patent applications on the plasma antenna technology and we are preparing additional patent applications and continue to work to broaden our portfolio of intellectual property.

We purchased one U.S. patent on our plasma sound reduction technology. Broad foreign rights have been applied for and we are currently pursuing patent applications in Canada, Europe, Brazil, China, Japan and the Russian Federation. We may consider additional patents in the future.

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets. There can be no assurance that any additional patents on our technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position will be important to compete effectively through licensing in our proposed markets. We are investing significant management, legal and financial resources toward our technology patents. The new technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, may hold patents in competing areas. Patents filed by the Navy and by ANU or by others may limit our ability to license our plasma antenna technology in certain areas. Although we do not believe any existing patents would inhibit our ability to license our technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patents has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our technologies or the circumvention of our patents, by competitors could have a material adverse effect on our ability to compete successfully.

We generally take advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure is more cost efficient, but results in a delay in the application and issuance of foreign patents; however, any resulting foreign patents, if and when issued, enjoy the same priority date as U.S. counterparts.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. They also provide for assignment of inventions to us. There can be no assurance, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

Research and Development

For the years ended December 31, 2000, 1999 and 1998 we invested $422,107, $303,946 and $-0- respectively, on research and development, including the acquired technology. In 2000 we recognized $160,536 of revenue from one customer for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

We have no employees other than our two executive officers who provide only part-time services to the Company. We employ technical consultants or others on a contract or project by project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. Commencing in September 1999 we began paying a company affiliated with Mr. Polis an aggregate of $500 per month for office rent and bookkeeping and administrative services. We believe these terms are no less favorable than what could be obtained from outside providers.


ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report. However, since the one meeting of shareholders held during the last three years was held on August 16, 2000 and has not been previously reported, the matters are described below.

On August 16, 2000 we held a special meeting of our shareholders at which the following proposals were approved:

1.   Election of Directors:

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
     Jerry E. Polis            1,923,787             1,600               -0-
     Phil Carlino              1,923,787             1,600               -0-
     Eric M. Polis             1,923,737             1,650               -0-


2. To ratify prior amendments to the Company's articles of incorporation and all lawful actions taken by the board of directors and officers since the 1976 stockholders meeting.

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
                               1,895,098             8,125               -0-


3. To approve a one-for-ten (1-for-10) reverse split of the issued and outstanding shares of our common stock.

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
                               1,892,917             4,140               -0-

4. To adopt Amended and Restated Articles of Incorporation to, among other things, change our name from "ASI" to "ASI Technology Corporation," reduce the authorized number of shares of common stock from 50,000,000 shares to 10,000,000 shares, and effect other changes to conform to current Nevada corporation law.

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
                               1,895,399             2,750               -0-

5. To approve Amended and Restated Bylaws that conform to current Nevada corporation law.

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
                               1,920,381             3,150               -0-

6. To adopt the ASI 2000 Equity Incentive Plan authorized and reserving 250,000 shares of common stock.

                           Affirmative Votes      Negative Votes     Abstention
                           -----------------------------------------------------
                               1,897,553             3,555               -0-


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There has been no public trading market for our securities since approximately 1982. Although we intend to take the necessary steps to allow the trading of our shares of common stock and quotations on the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board, there can be no assurance of when or if this can be successfully accomplished or that any market for our common stock will develop in the future.

We had 1,067 holders of record of our common stock at December 31, 2000, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

No equity securities were sold during the three years ended December 31, 2000 under an exemption from the Securities Act other than described in the following paragraphs. All such sales were made under an exemption from either Section 4(2) or Rule 506 of Regulation D under the Securities Act.

On October 29, 1999 we completed the closing of a private offering and sale of 1,500,000 shares of common stock at $0.50 per share for cash proceeds of $750,000.

We sold the securities without an underwriter or cash commission. The securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule 506 and appropriate legends were placed on the shares of common stock.

In December 1999 we issued an aggregate of 30,000 shares of common stock to three technical consultants for services rendered valued at $0.50 per share or $15,000. The securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and appropriate legends were placed on the shares of common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. Since the August 1999 purchase of our plasma antenna technology we have devoted most of our expenditures to develop and commercialize the technology. At the end of December 2000 we acquired additional plasma technology, our jet engine noise reduction technology. Our principal business activity is to:

     o Develop for future licensing our patented plasma antenna technology for military and commercial applications.

     o Test, validate and develop our patented plasma jet engine noise reduction technology for licensing for use in the commercial and military markets for aircraft engines and industrial gas turbine engines.

At the beginning of 1999 we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. Our financial statements are presented on the basis that we are able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have only recently commenced operations and our continued existence is dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Results of Operations - 2000 vs. 1999

Revenues

Our revenues for 2000 consisted of $160,536 of development contract revenue. We had no revenues in 1999.

The development revenue of $160,536 consisted of two purchase orders for development from one customer, General Dynamics' Electric Boat Corporation. Phase I of this order was granted in January 2000 for $89,710 and prototype development was completed in August 2000. Phase II to generate a second generation prototype was awarded in August 2000 for $78,696 and at December 31, 2000 a total of $70,826 had been recognized as revenue with the balance of $7,870 recorded as deferred revenue since the entire purchase order had been billed as of December 31, 2000 and was collected in January 2001. We anticipate that the final demonstration and work on this purchase order will be completed in the first quarter of 2001 and all significant costs associated with the purchase order had been incurred, paid or accrued at December 31, 2000.

Although we have applied for additional government and industry sponsored work for 2001, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods.

Research and Development

Research and development costs in 2000 totaled $422,107, which was an increase of $118,161 over the $303,946 incurred in 1999. We only commenced development of our plasma antenna technology in August of 1999. As a result, 1999 expenditures only reflect five months of work with limited work performed in the early months of the period.

Research and development costs in 2000 included $132,000 of technical consultant costs and $60,261 paid to the University of Tennessee for prototypes and work under the Electric Boat Corporation arrangement. Our 1999 costs included $26,950 of technical consultant costs including $10,000 related to the issuance of 20,000 shares of our common stock to two consultants for services.

Also included in research and development costs for 2000 and 1999 are $200,000 and $250,000, respectively, related to purchases of technology in an early stage of development that are expected to eventually lead to new products or systems, although there can be no assurance that this will be the case. The amounts paid for technology were expensed upon acquisition because technological feasibility had not been established and no known future alternative uses exist. The value assigned to purchased technology represents the amounts paid as there were no material identifiable assets requiring an allocation of costs based on discounted cash flows. Management believes the technology is unique and does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take.

We have no agreements to purchase additional technology and have no immediate plans to purchase additional technology.

Subsequent patent costs related to the acquired technology have also been expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Research and development costs will vary significantly from year to year and quarter to quarter. Our technical consultants are on month to month agreements and we expect future payments will vary depending on elections made on the amount of Company funded research and development and depending on the amount, if any, of future awarded sponsored development. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs in 2000 were $67,585 compared to $30,238 in 1999. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. In 2000 we expended $46,737 in travel costs and $20,000 of contributed services of officers. A total of $40,000 of services was contributed in 2000 with $20,000 allocated to general and administrative costs. These costs are reflected as additional paid-in-capital. Marketing and promotion costs in 1999 included $15,238 of travel costs, $10,000 of contributed services and $5,000 related to the issuance of 10,000 shares of our common stock for services. Marketing and promotion costs in 1999 included only five months of activity on new technology.

Marketing and promotion costs will vary from year to year and quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in 2000 were $62,029, an increase from $20,441 in 1999. These costs in 2000 consisted primarily of $20,000 in contributed services, $13,614 of office costs, $17,554 of legal fees, $6,000 of rent and administrative expenses paid to a company affiliated with our President. General and administrative costs in 1999 included $10,000 in contributed services, $3,249 of office costs and $2,831 of legal fees. The increase in 2000 reflects operations for twelve months versus limited operations in the first seven months in 1999.

General and administrative costs will vary from year to year and quarter to quarter depending on elections regarding changes in personnel and consultants, legal costs and other expenses.

Net Loss

We had a net loss of $372,743 in 2000 compared to a net loss of $349,212 in 1999. The net loss in 1999 included $1,608 of interest expense on a short-term bank loan used to help acquire the plasma antenna technology. There was no interest expense in 2000. Interest income in 2000 was $18,442, which was an increase from interest income of $7,021 in 1999 with the increase due to carrying a higher money market account balance.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2000 was $721,955 and consisted of the losses for 1999 and 2000.

Results of Operations - 1999 vs. 1998

Revenues

Our revenues for 1998 totaled $1,960 which consisted of final royalty payments related to assets sold in a prior year. There were no revenues in 1999.

Research and Development

Research and development costs in 1999 totaled $303,946. There were no research and development costs in 1998 as we were inactive. Our 1999 costs included $26,950 of technical consultant costs, including $10,000 related to the issuance of 20,000 shares of our common stock for services. We only commenced development of our plasma antenna technology in August of 1999 so 1999 expenditures reflect only five months of work.

In 1999 we expensed $250,000 relating to the purchase of technology in an early stage of development that is expected to eventually lead to new products or systems, although there can be no assurance that this will be the case. The amount paid for technology was expensed upon acquisition because technological feasibility had not been established and no known future alternative uses exist. The value assigned to purchased technology represents the amount paid as there were no material identifiable tangible assets requiring an allocation of costs based on discounted cash flows. There was no comparable item in 1998. Management believes the technology is unique and does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take.

Marketing and Promotion Costs

Marketing and promotion costs in 1999 aggregated $30,238 including $15,238 of travel costs, $10,000 of contributed services and $5,000 related to the issuance of 10,000 shares of our common stock for services. Marketing and promotion costs in 1999 included only five months of activity on new technology. We were inactive in 1998 and had no marketing and promotion costs.

General and Administrative Costs

General and administrative costs in 1999 were $20,441 and included $10,000 in contributed services, $3,249 of office costs and $2,831 of legal fees. Comparable costs in 1998 were $1,586. The increase in 1999 reflects increased operations after the acquisition of our first technology.

Net Loss

We had a net loss of $349,212 in 1999 compared to net income of $3,001 in 1998. The net loss in 1999 included $1,608 of interest expense on a bank loan and $7,021 of interest income. There was no interest expense in 1998 and interest income of $2,627. We were basically inactive until August 1999, accounting for the large increase in the loss in 1999 versus 1998.

Liquidity and Capital Resources

In October 1999 we completed a private placement of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000 and net proceeds after legal fees of $735,000. Prior to this transaction and the August 1999 purchase of our plasma antenna technology, we had no significant assets or operations.

As of December 31, 2000 and 1999 we had cash of $153,968 and $422,551, respectively. Net cash used in operating activities was $172,268 in 2000 consisting primarily of a $372,743 net loss and a $80,304 increase in accounts receivable. These amounts were offset by $40,000 in non-cash services and $200,000 in acquired technology expensed during the year. We expended $96,315 on investing activities, primarily the purchase of our plasma sound reduction technology. The net decrease in cash in 2000 was $268,583.

Net cash used in operating activities was $72,531 in 1999 consisting primarily of a $349,212 net loss. This amount was offset by $20,000 in non-cash services and $250,000 in acquired technology expensed during the year. We expended $246,314 on investing activities, primarily the purchase of our plasma antenna technology. Cash flows provided by investing activities was $735,000 of net proceeds from our private placement of common stock. The net increase in cash in 1999 was $416,155.

Our principal source of liquidity at December 31, 2000 consisted of cash of $153,968 and accounts receivable of $80,304, which was collected in January 2001. We have no other unused sources of liquidity at this time.

At December 31, 2000 we had no outstanding commitments for capital expenditures. We are committed to additional payments of $100,000 for the purchase of our plasma sound reduction technology.

We do not believe inflation had a significant impact on our operations during 1999 or 2000 or that it will have a significant impact on operations during the next twelve months.

Based on current expectations and business conditions, we expect that our cash resources are sufficient to meet our cash requirements for the next twelve months. This will require reductions in expenditures for outside consultants should we not obtain any additional development support. Management has significant flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available cash resources will prove to be accurate.

Should additional funding be required in the future, there can be no assurance it will be available to us or on what terms. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

New Accounting Pronouncements and Issues

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 as amended to date (a) summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and (b) requires companies to analyze their revenue recognition policies for compliance with generally accepted accounting principles summarized in SAB 101 no later than the fourth quarter of fiscal years beginning after December 15, 1999 or for our 2000 year. We believe we are recognizing revenues within the framework of SAB 101.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25", which clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". FASB Interpretation No. 44, which was effective July 1, 2000, is not expected to have any impact on our results of operations.

Tax Loss Carryforwards

As of December 31, 2000, we had approximately $250,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

Business Risks

This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goal," "objective" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

         We are a start-up company and our lack of operating history makes evaluating our business difficult. Until we acquired the plasma technology in August 1999 we were inactive. As a result, we have limited relevant operating history with which you may evaluate our business. Our business is in the very early stage of development, and our proposed operations are subject to all of the risks inherent in a start-up or early stage business enterprise, including the likelihood of continued operating losses. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a start-up business, the development of new technologies and products and channels of licensing, and current and future development in several key technical fields, as well as the competitive and regulatory environments in which we will operate. You must consider the numerous risks and uncertainties an early stage company like ours faces in attempting to develop and establish a market for new technology. These risks include our ability to:

     o   Develop our technology to commercial viability;

     o   Establish new development and strategic relationships;

     o   Create a commercialization strategy, and

     o Respond to a highly competitive market for communication and noise reduction technology.

     If we are unsuccessful in addressing these risks, we will in all likelihood be unable to generate future revenues. There can be no assurance that we will achieve profitability in the future, or that profitability, if achieved, can be sustained.

     Our technologies are in early stages of development and may not be successful. Our business plan contemplates that virtually all of our future revenues, if any, will be attributable to our plasma technologies, which are both still in the early stage of development. We have not demonstrated commercial prototypes incorporating our technology and there can be no assurance that we will be successful in doing so. In order to attract commercial interest, we believe we must develop prototypes for both military and private sector user applications in order to demonstrate commercial viability of our technologies. Our objective is to license our technologies to companies that then must incorporate our technologies into communication products or jet engines (we do not intend to manufacture products ourselves). Even if one or more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We have generated limited revenues from our plasma antenna technology, no revenues from our plasma sound technology and we cannot assure that there will be any revenues in the future. The development of new technology is also subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we will rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

     We expect to sustain losses during development of our technology. We expect to incur research, development and marketing expenditures without the prospect of significant revenues for the foreseeable future. We may not be able to generate revenue from our technology in the future. Even if we do generate revenues, we cannot assure that we will be able to generate sufficient revenue to offset operating costs or to achieve or sustain profitability.

     We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding our expected expenditures, we believe we will have sufficient resources to fund our operations during the next twelve months. If our plans change, our assumptions change or prove to be inaccurate, we may be required during the next twelve months to seek additional financing to fund the costs of operations. We have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

     If we fail to establish and maintain consulting and strategic relationships our ability to develop our technology will suffer. We currently have month to month consulting agreements with Elwood G. Norris, Dr. Ted Anderson, Delmar Kintner and Dr. Igor Alexeff. These individuals have been involved in the development and marketing of our technology. We do not have any technical employees or staff and will depend on these or other consulting relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. Each of these individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any of these individuals will continue their consulting relationships with us for the time necessary to complete development of our technology. Although we believe that there are other consultants capable of working on our technology, the loss or unavailability of these individuals could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

     We also believe that our success will depend, in part, on our ability to establish additional consulting or strategic relationships to develop, produce and market our technology. Our success will also depend on our ability to develop and maintain strategic development and marketing relationships with antenna producers, distributors, end-users and jet engine manufacturers or entities engaged in supplying or servicing the jet engine market. If we are unable to develop such relationships our chances for future success will be substantially diminished.

     Our ability to protect our intellectual property and technology is uncertain. Our success depends, and will continue to depend, to a great extent, on our ability to maintain patent protection for our technology and to preserve our trade secrets and to operate without infringing the property rights of third parties. We cannot guarantee that existing or pending patents will be of sufficient scope or strength to give us competitive advantages or that any patents that may be issued to us will not be challenged or invalidated. We have not performed any analysis of patents of others that may limit our ability to do business. We are aware of other parties that are currently conducting research in the area of gas plasma antennas and they have filed at least one patent. Further, we have not obtained any foreign patents to date although we may be granted foreign patents in the future. Consequently, we may not be able to protect our technology or products that are sold outside of the United States.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or proposed products or to obtain and use information that we consider proprietary. The available means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property. We cannot guarantee our intellectual property will provide us meaningful protection or any commercial advantage.

     Defending against intellectual property claims could be expensive and could disrupt our business. The high technology industry is characterized by vigorous protection and pursuit of intellectual property rights that have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. We cannot guarantee, however, that our technologies or products do not and will not infringe the patents or proprietary rights of third parties. The risk of such claims may increase as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, preclude or hinder new product development or require us to enter into royalty or licensing agreements. Such agreements, if required, may not be available on terms acceptable to us or at all. A successful challenge to our plasma antenna patents or our plasma sound reduction patent would have a materially adverse effect on our business prospects. We are required to pay certain royalties to the companies that sold us our technology. Any dispute that may arise between such company and us could adversely affect our business.

     Competition and obsolescence could preclude us from realizing revenues. The market for communication and jet engine technology is extremely competitive. Many companies produce antenna products and noise reduction systems that are competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

     The communications market and jet engine markets are highly regulated and we may be subject to environmental regulations. The transmission of radio frequency signals and jet engine noise emissions are highly regulated and controlled in most major markets throughout the world. Communications equipment and jet engine equipment, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology. We or our future licensees may not be able to obtain timely regulatory approvals. The failure to obtain any necessary approvals would adversely impact our business. Our plasma antenna technology was at one time classified secret by the U.S.
government. There can be no assurance that future improvements, patent applications or embodiments of the technology will not be classified secret and limit the market available to us to approved government entities.

     Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of certain substances that may be used in anticipated antenna manufacturing processes. We intend to conform and expect any contractors or licensees to conform to governmental regulations applicable to operations and facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not impose the need for additional capital equipment or other process requirements or restrict our ability to continue or expand our operations.

     We may be subject to product liability and recall claims exceeding any future insurance coverage. Although we intend to rely on strategic partners for the manufacture and sale of antenna and jet engine products or systems incorporating our technology, we may become subject to product liability claims and lawsuits from time to time. We face risk of product liability claims in the event that the use of such products results in personal injury. We also face the possibility that defects in the design or manufacture of products or systems might necessitate a recall. There can be no assurance that we will not experience losses due to product liability, claims or recalls in the future.
There can be no assurance that insurance coverage will be available on acceptable terms or at all, or that any insurance coverage will be adequate to cover such losses. A product liability or other judgment against us in excess of future insurance coverage, if any is obtained, or a product recall could adversely affect our business.

     Our  officers,  directors  and  consultants  devote only  part-time  to our business resulting in possible conflicts. Our officers, directors and consultants devote only part-time services to our company and have other employment and business interests to which they devote attention and will continue to do so, resulting in potential conflicts of interest. There can be no assurance these conflicts or the unavailability of full-time management will not adversely impact our operations and chances for success.

     We may issue additional shares of authorized common stock and future preferred stock. Our Articles of Incorporation authorize up to 11,000,000 shares of stock, par value of $0.02 per share, of which 10,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. The Board of Directors has the power without prior stockholder approval to issue additional shares of previously authorized and unissued common stock and one or more series of preferred stock with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and any other characteristics as the Board may deem necessary. This power would include the right to issue preferred stock with rights to receive dividends, liquidating distributions and other benefits that may be superior to the rights of holders of common stock. If any subsequent issuance of preferred stock is approved, such preferred stock could adversely affect the holders of outstanding common stock. In addition, the authority to issue additional shares of common stock and preferred stock could discourage, delay or prevent a takeover of us and could have a depressive effect on the market price for our securities.

     There is no public market for our common stock. There is no present active public market for our common stock. Although we intend to pursue developing a trading market in the future, there is no assurance we can be successful. If we establish a trading market there is no assurance that there will be any market liquidity or that we can maintain a trading market in the future.


Item 7. Financial Statements

Our financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence immediately following page 25. The financial statements include for this filing two years of balance sheets and three years of statements of operations, cash flows and stockholders' equity.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Prior to engaging McGladrey & Pullen, LLP in December 2000, during the last three years the Company has had no independent accountant and there were no disagreements with accountants or reportable events under this item.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of March 15, 2001:

         Name                      Age       Position
         Jerry E. Polis            69        President and Director since 1973
         Phil Carlino              74        Director since 1973
         Eric M. Polis             30        Secretary, Treasurer and Director
                                             since August 2000
         Dawayne R. Jacobs         58        Director since August 2000

There is no arrangement between any of the directors or executive officers and any other person or persons, pursuant to which he was or is to be selected as a director or executive officer. Jerry E. Polis is the father of Eric M. Polis. There is no other blood relationship between or among the directors or executive officers of ASI.

Each director serves until the next annual meeting or until their successor is elected or appointed.

     Jerry E. Polis has been President and a director since 1973. Since 1963 he has been self-employed primarily in real estate investment, and since 1964 he has owned and operated Polis Realty. From 1968 to the sale of his ownership in January 1997, he was active as a co-owner of the Taco Bell franchises for the State of Nevada (operated under privately owned Las Cal Corporation). In 1994 he co-founded Commercial Bank of Nevada, an unlisted publicly owned bank located in Las Vegas, Nevada, which was sold through a merger to a NYSE bank group in June 1998. He was a director of Commercial Bank from 1994 and Chairman from May 1996 until its sale. Mr. Polis was a director of ValueStar Corporation, a publicly traded corporation, from July 1995 to November 2000. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

     Phil Carlino has been a Director since 1973 and until August 2000 serviced as Treasurer. Since 1963 he has served as President of Fremont Coin Company, a wholesale coin business in Las Vegas, Nevada; since 1974 he has been President of Carlino & Carlino, an advertising agency, and since 1958 he has served as President of Carlino Silver Company, which buys and sells gold and silver bullion. Mr. Carlino is also active in Nevada state health agency charities.

     Eric M. Polis has been Secretary of the Company since July 2000. He is a licensed real estate agent in Nevada and since 1993 has been property manager for Polis Realty. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

     Dawayne R. Jacobs founded Jacobs Marketing Inc., a general merchandise manufacturing representative firm located in Plymouth, Minnesota in 1982. He has served as its President and CEO since 1982. He also founded The Accessory Group, Henderson, Nevada in 1995, a manufacturer and national distributor of proprietary products, and serves as its Chief Executive Officer. In 1993 he founded International Rainwear Inc., Henderson, Nevada, a national distributor of rainwear that was sold in 1997.

Other Significant Consultants

We have utilized the following consultants who are key consultants to our business:

     Elwood G. Norris is a director and chief executive officer of American Technology Corporation. He was formerly a director and chairman of Patriot. He is an inventor of the plasma antenna and plasma sound reduction technologies and has developed more than 35 U.S. patented technologies. His inventions include a transcutaneous Doppler, a concept evolving into today's Sonogram devices for imaging the human body. He invented HyperSonic sound, a method of producing sound in-the-air without a loudspeaker. His innovative products have received awards including the 1997 Discover Magazine Award for technical innovation, twice earning a Product of the Year award from Popular Science, a Business Week Product of the Year award and an Eddy Award from MacUser magazine.

     Dr. Igor Alexeff is past President of the Nuclear and Plasma Sciences Society of the Institute of Electrical and Electronic Engineers ("IEEE") and a past chairman of the Plasma Science and Applications Committee ("PSAC"). He is a Professor Emeritus at the University of Tennessee Electrical and Computer Engineering department. He is a plasma scientist, inventor, publisher and researcher and has led the prototyping work on our plasma antennas.

     Dr. Ted Anderson has a Ph.D in physics from New York University with his education emphasizing electrodynamics, optoelectronics, atomic physics and fluid dynamics. He is currently a professor at Union College and the Rensselaer Polytechnic Institute. Dr. Anderson has significant antenna experience from his work with the Naval Undersea Warfare Center and Norden Systems. He has developed many of our mathematical models and has published on plasma antenna applications.

     Delmar R. Kintner is Vice President of Corporate Development of Emerging Concepts, Inc. He obtained a Masters Degree in Electrical Engineering from George Washington University in 1967. He has over 20 years experience in strategic corporate development with specific emphasis on military projects. He has participated in a number of engineering studies for branches of the military including Air Force and Navy SBIR contracts, studies for NAVSEA and NraD. He is experienced in military antenna and communications as well as ECM (electronic counter measures), radar and stealth technologies. Mr. Kintner assisted Patriot in its initial two military projects.

These consultants have been engaged pursuant to written agreements, those of which had an original term, such term has expired and the engagement of these consultants is effectively on a month to month basis.

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between us and certain of our officers, directors and consultants due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management, consultants or affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Our officers and directors are accountable to us as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in our best interests may result in liability to them.

It is conceivable that our areas of interest could overlap or conflict with other business interests of our management or our consultants. We believe that the our areas of focus, products and technology directions are unique and distinct from other businesses in which our management and consultants may be involved such that no conflict in business lines or loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

Section 16(a) Beneficial Ownership Reporting Compliance

During the prior three years none of the officers or directors have filed Form 3s, Form 4s or Form 5s. On or prior to the date of this report the officers and directors have filed initial reports on Form 3.

During the last fiscal year, no director or officer would have been required to file a Form 4 reflecting any changes in security ownership as there were no reportable acquisition or dispositions during the year.

Other than Jerry E. Polis, we are not aware of any person beneficially owning more than 10% of the Company's common stock.

Item 10. Executive Compensation

There is shown below information concerning the compensation of our chief executive officer (the "Named Executive Officer") for the years ended December
31, 2000, 1999 and 1998. No other executive  officer's salary and bonus exceeded
$100,000 during the fiscal year ended December 31, 2000.

                                         Summary Compensation Table
                                                                                 Long Term
                                             Annual Compensation                Compensation
                              ----------------------------------------------    -------------
                                                                             Securities Underlying
Name and                      Fiscal                            Other Annual       Options
Principal Position             Year       Salary       Bonus    Compensation    (# of Shares)
------------------             ----       ------       -----    ------------    -------------
Jerry E. Polis, President      2000       $-0- (1)     $-0-       $200 (1)           -0-
                               1999       $-0- (1)     $-0-       $200 (1)           -0-
                               1998       $-0-         $-0-       $ -0-              -0-


(1) Director fees. Mr. Polis received no compensation as an officer of the corporation for any period. The Company recorded $10,000 in 1999 and $20,000 in 2000 as contributed services for Mr. Polis.

On August 16, 2000 the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2000 there were no options outstanding pursuant to this plan or any other arrangements.

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

The directors receive compensation of $100 per meeting for their services as directors and Mr. Jerry E. Polis, Chairman of the Board, receives $200 for each meeting. None of the officers currently receive any compensation for their services as officers of the Company. We may begin compensating management at a future date. There are no employment contracts with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2001, the Common Stock ownership of each of our directors and officers, all our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.


                     Name and Address                             Amount & Nature
                      of Beneficial                                of Beneficial               Percent
                         Owner                                       Ownership                 of Class
                         -----                                       ---------                 --------
                  Jerry E. Polis                                     593,297(1)                  21.9%
                  President and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Phil Carlino,                                       30,000                      1.1%
                  Director
                  3375 Glen Avenue, Suite 6
                  Las Vegas, Nevada 89121

                  Eric M. Polis                                       50,000                      1.8%
                  Secretary, Treasurer and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Dawayne R. Jacobs                                  100,000(2)                   3.7%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Newport Pacific Ltd.                               200,000                      7.4%
                  1005A Lippo Center, Tower 1
                  89 Queensway
                  Hong Kong

                  R. Kirk Avery                                      150,000                      5.5%
                  6121 Vista de la Mesa
                  La Jolla, California 92037

                  All directors and officers as a group              773,297                     28.5%
                    (4 persons)

--------------------
(1) Includes 400,000 shares held by the Polis Family Trust and 63,000 shares by Davric Corporation, a company controlled by Mr. Polis.

(2)  Shares held by family trust.


Item 12. Certain Relationships and Related Transactions

Mr. Jerry E. Polis advanced us $100,000 in August 1999, the proceeds of which were used to pay a portion of the purchase price for our plasma antenna technology and to fund continued patent research. This advance was applied toward Mr. Polis' purchase of 200,000 shares of our common stock in the private placement completed in October 1999. Mr. Eric M. Polis purchased $25,000 (50,000 shares) of our common stock in the private placement.

We currently share office space with Davric Corporation, an entity controlled by Mr. Jerry E. Polis. We are paying Davric Corporation $500 per month for use of this space and associated administrative costs.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Each exhibit listed below is filed with this Annual Report on Form 10-KSB.


    Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------

     3.1 Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on September 1, 2000.

     3.2        Bylaws of the Company.

     4.1        Form of Certificate evidencing common stock of the Company.

    10.1 2000 Equity Incentive Plan ratified by the shareholders on August 1, 2000.

    10.1.1 Standard form of stock option agreement under the 2000 Equity Incentive Plan.

    10.2 Purchase Agreement dated August 20, 1999 between the Company and Patriot Scientific Corporation.

    10.3 Purchase Agreement dated December 29, 2000 between the Company and American Technology Corporation.

-------------------
(b) Reports on Form 8-K.

None

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception of the development stage on January 1, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception of the development stage on January 1, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and may require additional capital in order to fund the development of its technologies. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
January 10, 2001

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
December 31, 2000 and 1999                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                                                        $   153,968         $   422,551
  Accounts receivable (Note 4)                                                                           80,304                --
  Note receivable - current (Note 5)                                                                      4,393               4,016
  Prepaid expenses                                                                                       13,045               8,995
                                                                                                    -----------         -----------
    Total current assets                                                                                251,710             435,562

  Note receivable - less current portion (Note 5)                                                        15,575              19,637
                                                                                                    -----------         -----------
                                                                                                    $   267,285         $   455,199
                                                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                                  $    43,530         $     6,571
  Unearned revenue (Note 4)                                                                               7,870                --
  Contract obligation payable (Note 3)                                                                  100,000                --
                                                                                                    -----------         -----------
    Total current liabilities                                                                           151,400               6,571
                                                                                                    -----------         -----------

Commitments (Note 3)

Stockholders' Equity (Notes 6 and 7)
  Common stock, $.02 par value; 10,000,000 shares authorized, 2,711,664 shares
    issued and outstanding each year                                                                     54,233           1,487,664
  Additional paid-in capital                                                                          3,025,292           1,551,861
  Accumulated deficit                                                                                (2,963,640)         (2,590,897)
                                                                                                    -----------         -----------
                                                                                                        115,885             448,628
                                                                                                    -----------         -----------
                                                                                                    $   267,285         $   455,199
                                                                                                    ===========         ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000, 1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000
                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                    January 1, 1999
                                                                                                                    to December 31,
                                                                    2000               1999              1998             2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Development contracts (Note 4)                                $   160,536        $      --          $      --         $   160,536
  Other revenue                                                        --                 --                1,960              --
                                                                -----------        -----------        -----------       -----------
                                                                    160,536               --                1,960           160,536
Operating Expenses
  Research and development (Note 3)                                 422,107            303,946               --             726,053
  Marketing and promotion                                            67,585             30,238               --              97,823
  General and administrative (Note 9)                                62,029             20,441              1,586            82,470
                                                                -----------        -----------        -----------       -----------
                                                                    551,721            354,625              1,586           906,346
                                                                -----------        -----------        -----------       -----------

Income (Loss) from Operations                                      (391,185)          (354,625)               374          (745,810)
                                                                -----------        -----------        -----------       -----------

Nonoperating Income (Expense)
  Interest income                                                    18,442              7,021              2,627            25,463
  Interest expense                                                     --               (1,608)              --              (1,608)
                                                                -----------        -----------        -----------       -----------

Income (Loss)                                                   $  (372,743)       $  (349,212)       $     3,001       $  (721,955)
                                                                ===========        ===========        ===========       ===========

Basic and Diluted Income (Loss) per Common Share                $     (0.14)       $     (0.21)       $      0.01
                                                                ===========        ===========        ===========

Weighted Average Number of Common
  Shares Outstanding                                              2,711,664          1,625,198          1,181,664
                                                                ===========        ===========        ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                    Common Stock                                                         During the
                                               -------------------------    Additional    Accumulated                   Development
                                                  Shares       Amount     Paid-In Capital   Deficit         Total          Stage
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                       1,181,664   $ 1,181,664    $ 1,087,861   $(2,244,686)   $    24,839    $      --
  Net income                                          --            --             --           3,001          3,001           --
                                               -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1998                       1,181,664     1,181,664      1,087,861    (2,241,685)        27,840           --

  Sale of stock, net of offering costs of
    $15,000 (Note 6)                             1,500,000       300,000        435,000          --          735,000           --
  Stock issued for services (Note 6)                30,000         6,000          9,000          --           15,000           --
  Contributed services (Note 6)                       --            --           20,000          --           20,000           --
  Net loss                                            --            --             --        (349,212)      (349,212)      (349,212)
                                               -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1999                       2,711,664     1,487,664      1,551,861    (2,590,897)       448,628       (349,212)

  Contributed services (Note 6)                       --            --           40,000          --           40,000           --
  Net loss                                            --            --             --        (372,743)      (372,743)      (372,743)
  1 for 10 reverse stock split                        --      (1,433,431)     1,433,431          --             --             --
                                               -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2000                       2,711,664   $    54,233    $ 3,025,292   $(2,963,640)   $   115,885    $  (721,955)
                                               ===========   ===========    ===========   ===========    ===========    ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000

                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                    January 1, 1999
                                                                                                                    to December 31,
                                                                      2000            1999              1998             2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operation Activities
  Net income (loss)                                                $(372,743)       $(349,212)       $   3,001        $(721,955)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                              40,000           20,000             --             60,000
    Common stock issued for services                                    --             15,000             --             15,000
    Acquired in-process research and development                     200,000          250,000             --            450,000
    Changes in working capital components:
      (Increase) in accounts receivable                              (80,304)            --               --            (80,304)
      (Increase) in prepaid expenses                                  (4,050)          (8,995)            --            (13,045)
      Increase in unearned revenue                                     7,870             --               --              7,870
      Increase in accounts payable                                    36,959            6,571             --             43,530
      (Decrease) in due to related party                                --             (5,895)         (10,971)          (5,895)
                                                                   ---------        ---------        ---------        ---------
        Net cash used in operating activities                       (172,268)         (72,531)          (7,970)        (244,799)
                                                                   ---------        ---------        ---------        ---------

Cash Flows from Investing Activities
  Payments on note receivable                                          3,685            3,686            3,373            7,371
  Purchase of in-process research and development                   (100,000)        (250,000)            --           (350,000)
                                                                   ---------        ---------        ---------        ---------
      Net cash provided by (used in)
        investing activities                                         (96,315)        (246,314)           3,373         (342,629)
                                                                   ---------        ---------        ---------        ---------

Cash Flows from Financing Activities
  Proceeds from related party loan                                      --            100,000             --            100,000
  Proceeds from bank debt                                               --            100,000             --            100,000
  Payments on bank debt                                                 --           (100,000)            --           (100,000)
  Net proceeds from sale of common stock                                --            635,000             --            635,000
                                                                   ---------        ---------        ---------        ---------
      Net cash provided by financing activities                         --            735,000             --            735,000
                                                                   ---------        ---------        ---------        ---------

      Net increase (decrease) in cash                               (268,583)         416,155           (4,597)         147,572

Cash and cash equivalents, beginning of year                         422,551            6,396           10,993            6,396
                                                                   ---------        ---------        ---------        ---------

Cash and cash equivalents, end of year                             $ 153,968        $ 422,551        $   6,396        $ 153,968
                                                                   =========        =========        =========        =========

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest                                                       $    --          $   1,608        $    --

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Purchased technology financed by seller obligation               $ 100,000        $    --          $    --
  Contributed services                                             $  40,000        $  20,000        $    --
  Common stock issued for services                                 $    --          $  15,000        $    --
  Related party loan applied toward the purchase
    of common stock                                                $    --          $ 100,000        $    --

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business

     ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. The Company is engaged in the development and commercialization of the technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

     Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced, the Company is considered to be in the development stage.

     Formerly ASI, the Company changed its name to ASI Technology Corporation effective on September 1, 2000 in connection with a capital reorganization which included a 1 for 10 reverse stock split. The effect of the stock split is presented within the statement of stockholders' equity by transferring an amount equal to the par value for the reduction in shares to additional paid in capital. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the split.

Note 2. Summary of Significant Accounting Policies

     The following is a summary of significant accounting policies used in the preparation of these financial statements:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments and concentration of credit risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash.

The Company's cash is maintained in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Financial instruments and concentration of credit risk (continued)

The carrying values of financial instruments including cash, accounts and notes receivable, accounts payable and contract obligation payable approximated fair market value because of the immediate or short-term maturity of these instruments. Management believes the repayment terms for the note receivable approximate generally available terms for similar instruments and, accordingly, the carrying value of the note receivable approximates fair value.

Revenue recognition

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development.

Patents

Patent costs related to the acquired technology were expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Research and development costs

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized.

Stock options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options issued to employees which requires recognition of expense when the option price is less than the fair value of the underlying common stock at the date of grant.

The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation." To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to nonemployees using the Black-Scholes Option-pricing model.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income (loss) per common share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity. There were no dilutive securities outstanding during any of the years presented.

Comprehensive income (loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general- purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for the period presented in the accompanying consolidated statements of operations.

Note 3. Purchase of Technology

Plasma antenna technology

On August 20, 1999 the Company entered into a purchase agreement to acquire plasma antenna technology. This technology purchase included one issued and one pending patent (subsequently issued) and the results of prior research and development by the seller. The cash purchase price of $250,000 was expensed as there were no other identifiable assets acquired, commercial feasibility has not been established, there are no current cash flows generated from this technology and no future alternative uses of the patents or technology exist. Management is unable to determine the fair value of the plasma antenna technology. There is no ready market for the patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exists. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

The Company is also obligated to pay the seller a royalty of 5% of ASI's gross revenues (as defined) from the technology for a period of five years up to a maximum of $250,000 in royalties. There are no minimum royalties.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3. Purchase of Technology (continued)

Although the use of the plasma antenna technology has generated all of the revenues in 1999 and 2000, the technology is still in an early stage of development and there can be no assurance that the planned commercial viability will be achieved. The revenues generated were related to development grants to explore commercial uses of the technology.

Sound reduction technology

In December 2000, the Company entered into a purchase agreement to acquire sound reduction technology for jet engines. This technology employs techniques to modulate the plasma in a jet engine to reduce noise. This technology purchase included one issued U.S. patent and multiple foreign patent applications and the results of prior research and development by the seller. Of the aggregate cash purchase price of $200,000, a total of $100,000 was paid at closing with the balance due in ten equal monthly installments of $10,000 commencing February 1, 2001. The $200,000 purchase price was expensed as there were no other identifiable assets acquired, commercial feasibility has not been established, there are no current cash flows generated from this technology and no future alternative uses of the patents or technology exist. Management is unable to determine the fair value of the sound reduction technology. There is no ready market for these patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exists. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

The Company is also obligated to pay royalties starting at 6% of product revenues in the first year, 5% in the second year and 4% thereafter for the term of the initial patent. A royalty of 15% is due on license revenues received by the Company and a fee of 10% of sale proceeds is due on the further sale of the technology. There are no minimum royalties.

The Company's sound reduction technology will require further development before it can be commercialized into products or licensed to others and there can be no assurance that commercial viability will be achieved.

Note 4. Development Contracts

In January 2000 and August 2000 the Company obtained two cost plus fixed fee development contracts as subcontracts with a prime government contractor which funded further development of the Company's technology. The first contract was for an aggregate of $89,710 which was completed in August 2000. Accounts receivable of $80,304 at December 31, 2000 represents amounts billed under the contracts and $7,870 represented deferred revenue at December 31, 2000.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5. Note Receivable

The Company has an unsecured note receivable from the prior sale of assets. This 9% note is due in monthly installments of principal and interest of $500 and matures in November 2004.

Note 6. Stockholders' Equity

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at December 31, 2000.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

In October 1999, the Company completed the sale of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000. Officers and directors of the Company purchased an aggregate of 275,000 of these shares.

In December 1999, the Company issued 30,000 shares of common stock to three consultants for services. These shares were valued at $15,000.

During 1999 and 2000 two shareholders, including one officer and director, contributed services to the Company without compensation. These services valued at $20,000 in 1999 and $40,000 in 2000 have been expensed and treated as a capital contribution.

Note 7. Stock Option Plan

The Company's shareholders approved the 2000 Equity Incentive Plan (the "Plan") on August 23, 2000 under which the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value.

As of December 31, 2000, the Company had not granted any options under the Plan.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2000 and 1999:

                                                         2000             1999
                                                       --------         --------
Deferred tax assets:
Research and development costs                         $159,000         $ 89,000
Contributed services                                     21,000            7,000
Loss carryforwards                                       87,000           41,000
                                                       --------         --------
                                                        267,000          137,000
Less valuation allowance                                267,000          137,000
                                                       --------         --------
                                                       $   --           $   --
                                                       ========         ========


A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because of the uncertain nature of the ultimate realization of tax losses, a complete valuation allowance is recorded against the deferred tax asset arising from net operating losses.

For tax purposes, the Company has a loss carryforward of approximately $250,000 as of December 31, 2000 that expires December 31, 2014.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) from continuing operations for the years ended December 31, 2000, 1999 and 1998.


                                               2000         1999        1998
                                            ---------    ---------    ---------
Computed "expected" tax (credit)            $(130,000)   $(122,000)   $   1,000
Increase (decrease) in income taxes
resulting from:
Expiration of loss carryforward                  --        171,000         --
Increase (decrease) in valuation allowance    130,000      (46,000)        --
Other                                            --         (3,000)      (1,000)
                                            ---------    ---------    ---------
                                            $    --      $    --      $    --
                                            =========    =========    =========

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Related Party Transactions

Commencing in September 1999, the Company began paying a company affiliated with its President an aggregate of $500 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 in 2000 and $1,500 in 1999. During 2000 and 1999, the Company also paid companies affiliated with its President a total of $15,283 and $2,419, respectively as reimbursement for travel and related costs.

A consultant to the Company previously served as a director and chairman of the Corporation from which the Company purchased the plasma antenna technology. This consultant also serves as a director and chief executive officer of the Corporation from which the sound reduction technology was purchased.

Note 10. Ability to Continue as a Going Concern

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional contracts for further development of it technology; however, there can be no assurance that such contracts will be obtained. Consequently, additional capital resources may be required to further develop the Company's technology to the point where it is commercially viable. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. Shortly thereafter, the Company expects to begin licensing its product, which management believes will generate sufficient revenue to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its products or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital. Management does not have an estimate of the additional capital necessary to develop the technology to the point of commercial viability.

The accompanying financial statements do not include any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ASI TECHNOLOGY CORPORATION


                                          By: /s/ JERRY E. POLIS
                                              ------------------
                                              Jerry E. Polis
                                              President

Date:  March 23, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Position                                             Date
         ----                           --------                                             ----
/s/ JERRY E. POLIS                  President                                            March 23, 2001
    --------------                  and Director
    Jerry E. Polis                  (principal executive officer)


/s/ ERIC M. POLIS                   Secretary, Treasurer and Director                    March 23, 2001
    -------------                   (principal financial and accounting officer)
    Eric M. Polis


/s/ PHIL CARLINO                    Director                                             March 23, 2001
    ------------
    Phil Carlino


/s/ DAWAYNE R. JACOBS               Director                                             March 23, 2001
    -----------------
    Dawayne R. Jacobs