Form 10QSB
period 2001-03-31
ASI TECHNOLOGY CORP
filed 2001-05-09
CIK 7951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2001

                          Commission File Number 0-6428

                           ASI Technology Corporation
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       88-0105586
             ------                                       ----------
    (State or other jurisdiction of                (I.R.S. Empl. Ident. No.)
    incorporation or organization)

    980 American Pacific Drive, Suite #111                   89014
    --------------------------------------                   -----
    (Address of principal executive offices)               (Zip Code)

                                 (702) 734-1888
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ___  NO _X_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                           2,711,664
----------------------------                           ---------
           (Class)                         (Outstanding at April 30, 2001)

Transitional Small Business Disclosure Format (check one): YES ___  NO _X_

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                          Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of March 31, 2001 and
                  December 31, 2000                                        3

                  Statements of Operations for the three
                  months ended March 31, 2001 and 2000                     4

                  Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000                     5

                  Notes to Interim Financial Statements                    6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                           9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         12
         Item 2. Changes in Securities                                     12
         Item 3. Defaults upon Senior Securities                           12
         Item 4. Submission of Matters to a Vote of Security Holders       12
         Item 5. Other Information                                         12
         Item 6. Exhibits and Reports on Form 8-K                          12

         SIGNATURES                                                        12

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                (unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                                    $   105,359         $   153,968
  Accounts receivable                                                                     -              80,304
  Note receivable - current                                                           4,487               4,393
  Prepaid expenses                                                                    8,045              13,045
                                                                                --------------------------------
        Total current assets                                                        117,891             251,710

  Note receivable - less current portion                                             14,423              15,575
                                                                                --------------------------------

                                                                                $   132,314         $   267,285
                                                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                              $    40,041         $    43,530
  Unearned revenue                                                                        -               7,870
  Contract obligation payable                                                        70,000             100,000
                                                                                --------------------------------
        Total current liabilities                                                   110,041             151,400
                                                                                --------------------------------

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    2,711,664 shares issued and outstanding each period                              54,233              54,233
  Additional paid-in capital                                                      3,031,292           3,025,292
  Accumulated deficit                                                            (3,063,252)         (2,963,640)
                                                                                --------------------------------
                                                                                     22,273             115,885
                                                                                --------------------------------

                                                                                $   132,314         $   267,285
                                                                                ================================

See Notes to Interim Financial Statements.

                                       3

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2001 and 2000 and For the Period from Inception of Development Stage on January 1, 1999 to March 31, 2001

                                                                                                          From Inception
                                                                                                          of Development
                                                                          Three Months Ended                 Stage on
                                                                              March 31,                   January 1, 1999
                                                               -----------------------------------------   to March 31,
                                                                      2001                 2000                2001
--------------------------------------------------------------------------------------------------------------------------

Development contract                                               $    7,870           $   38,277          $  168,406
Operating Expenses
  Research and development                                             33,286               69,415             759,339
  Marketing and promotion                                              17,050               18,101             114,873
  General and administrative                                           59,140                7,811             141,610
                                                               --------------------------------------------------------
                                                                      109,476               95,327           1,015,822
                                                               --------------------------------------------------------

Loss from Operations                                                 (101,606)             (57,050)           (847,416)
                                                               --------------------------------------------------------

Nonoperating Income (Expense)
  Interest income                                                       1,994                4,705              27,457
  Interest expense                                                          -                    -              (1,608)
                                                               --------------------------------------------------------

Net Loss                                                           $  (99,612)          $  (52,345)         $ (821,567)
                                                               ========================================================

Basic and Diluted Loss per Common Share                            $    (0.04)          $    (0.02)
                                                               ====================================

Weighted Average Number of Common
  Shares Outstanding                                                2,711,664            2,711,664
                                                               ====================================

See Notes to Interim Financial Statements.

                                       4

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2001 and 2000 and For the Period from Inception of Development Stage on January 1, 1999 to March 31, 2001

                                                                                                  From Inception
                                                                                                  of Development
                                                                    Three Months Ended               Stage on
                                                                         March 31,               January 1, 1999
                                                            ------------------------------------   to March 31,
                                                                  2001              2000               2001
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                                     $ (99,612)        $ (52,345)        $ (821,567)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Contributed services                                           6,000            12,000             66,000
    Common stock issued for services                                   -                 -             15,000
    Acquired in-process research and development                       -                 -            450,000
    Changes in working capital components:
      (Increase)  decrease in accounts receivable                 80,304           (20,154)                 -
      (Increase) decrease in prepaid expenses                      5,000                 -             (8,045)
      (Decrease) in unearned revenue                              (7,870)                -                  -
      Increase (decrease) in accounts payable                     (3,489)           26,668             40,041
      (Decrease) in due to related party                               -                 -             (5,895)
                                                            --------------------------------------------------
          Net cash used in operating activities                  (19,667)          (33,831)          (264,466)
                                                            --------------------------------------------------

Cash Flows from Investing Activities
  Payments on note receivable                                      1,058               975              8,429
  Purchase of in-process research and development                (30,000)                -           (380,000)
                                                            --------------------------------------------------
          Net cash provided by (used in)
            investing activities                                 (28,942)              975           (371,571)
                                                            --------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from related party loan                                     -                 -            100,000
  Proceeds from bank debt                                              -                 -            100,000
  Payments on bank debt                                                -                 -           (100,000)
          Net proceeds from sale of common stock                       -                 -            635,000
                                                            --------------------------------------------------
          Net cash provided by financing activities                    -                 -            735,000
                                                            --------------------------------------------------

          Net increase (decrease) in cash                        (48,609)          (32,856)            98,963

Cash and cash equivalents, beginning of period                   153,968           422,551              6,396
                                                            --------------------------------------------------

Cash and cash equivalents, end of period                       $ 105,359         $ 389,695          $ 105,359
                                                            ==================================================

Supplemental Schedule of Noncash Investing and
Financing Activities
  Contributed services                                         $   6,000         $  12,000

See Notes to Interim Financial Statements.

                                       5

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2001

1. OPERATIONS

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional contracts for further development of its technology; however, there can be no assurance that such contracts will be obtained. Consequently, additional capital resources may be required to further develop the Company's technology to the point where it is commercially viable. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. Shortly thereafter, the Company expects to begin licensing its technology, which management believes will generate sufficient revenue to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technology or be able to generate sufficient revenue through the licensing to provide sufficient working capital. Management does not have an estimate of the additional capital necessary to develop the technology to the point of commercial viability.

The accompanying financial statements do not include any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development.

In January 2000 and August 2000 the Company obtained two cost plus fixed fee development contracts as subcontracts with a prime government contractor which funded further development of the Company's technology. The first contract was for an aggregate of $89,710 which was completed in August 2000 and the second contract was for an aggregate of $78,696, which was completed in March 2001.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2001

4. STOCKHOLDERS' EQUITY

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at March 31, 2001.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

During the three months ended March 31, 2001, one officer contributed services to the Company without compensation. These services, valued at $6,000, have been expensed and treated as a capital contribution. In the comparable period of 2000, this officer and one additional shareholder contributed services valued at $12,000.

As of March 31, 2001, the Company had not granted any options under its 2000 Equity Incentive Plan and had no stock options or stock purchase warrants outstanding.

5. INCOME TAXES

At March 31, 2001 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $250,000 which expire in 2014 which may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

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

In the first quarter of 2001 we were notified by a U.S. Department of Defense agency that we have been selected for a small business award of approximately $65,000 related to our plasma antenna technology. This award is subject to negotiating a contract with the agency expected in the second quarter of 2001. We continue to seek additional government and commercial development support for our plasma antenna technology.

Also in the first quarter we began negotiations with one university regarding experimental work to be performed on our plasma sound reduction technology for jet and gas turbine engines. Our goal is to prove the applicability of the technology and thereafter license the technology to the jet and turbine engine industry.

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

Results of Operations

Revenues

During the year 2000 we were awarded two purchase order contracts for development from one customer, General Dynamics' Electric Boat Corporation. Phase I of this order was granted in January 2000 for $89,710 and prototype development was completed in August 2000. Phase II to generate a second generation prototype was awarded in August 2000 for $78,696 and completed in March 2001.

Our revenues for the three months ended March 31, 2001 consisted of $7,870 of development contract revenue. This revenue had been billed at December 31, 2000 but was unearned as the contract work had not been completed. Revenues for the first quarter of 2000 totaled $38,277. The decrease in revenues in the current period is due to the majority of the work under this arrangement occurring in 2000.

We expect to commence work on the anticipated contract described above, if successfully negotiated, in the second or third quarter. We also expect that work under this proposed contract will be completed during 2001.

Although we have applied for additional government and industry sponsored work for 2001, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods.

Research and Development

Research and development costs in the first quarter of 2001 totaled $33,286, which was a decrease of $36,129 from the $69,415 incurred in the comparable first quarter of 2000. In the first quarter of 2000 we commenced work on the first phase of the purchase order described above. We recognized $12,622 of costs by the University of Tennessee for prototypes and work we contracted to them under the purchase order. No amounts were incurred to the University of Tennessee in the current quarterly period. In the first quarter of 2000 we recognized $36,600 of technical consultant costs which was reduced to $29,200 in the first quarter of 2001 due primarily to less work being performed as a result of completion of the purchase order.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $4,086 of patent costs in the first quarter of 2001 which was a decrease from $20,193 incurred in the comparable first quarter of 2000.

Research and development costs will vary significantly from quarter to quarter. Our technical consultants are on month to month agreements and we expect future payments will vary depending on elections made on the amount of Company funded research and development and depending on the amount, if any, of future awarded sponsored development. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs in the first quarter of 2001 were $17,050 comparable to the $18,101 incurred in the first quarter of 2000. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. Marketing and promotion costs included $3,000 of contributed services in the first quarter of 2001 and $6,000 in the first quarter of 2000.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in the first quarter of 2001 were $59,140, an increase of $51,329 from the $7,811 reported for the first quarter of 2000. These costs in the first quarter of 2001 consisted primarily of $46,178 of legal and accounting fees, $3,000 in contributed services, $4,577 of office costs and $2,000 of rent and administrative expenses paid to a company affiliated with our President. The legal and accounting fees incurred in the first quarter related primarily to preparing audited financial statements for the last three years and preparing and filing our annual report on Form 10-KSB.

General and administrative costs will vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal costs and other expenses.

Net Loss

Interest income in the first quarter of 2001 was $1,994, which was a decrease from interest income of $4,705 in the first quarter of 2000 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $99,612 in the first three months ended March 31, 2001 compared to a net loss of $52,345 in the first quarter of 2000. The increase in the net loss is due primarily to the increased general and administrative costs and reduced development contract revenue.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from  inception  of the  development  stage  (January 1,
1999) to March 31, 2001 was $821,567 and consisted of the losses for 1999, 2000 and the first quarter of 2001.

Liquidity and Capital Resources

As of March 31, 2001 and December 31, 2000 we had cash of $105,539 and $153,968, respectively. Net cash used in operating activities was $19,667 during the three months ended March 31, 2001 consisting primarily of a $99,612 net loss offset by a $80,304 decrease in accounts receivable. We expended $28,942 on investing activities, primarily payments our plasma sound reduction technology. The net decrease in cash in the first quarter of 2001 was $48,609.

Our principal source of liquidity at March 31, 2001 consisted of cash of $105,539. We have no other unused sources of liquidity at this time. We are committed to additional payments of $70,000 for the purchase of our plasma sound reduction technology at the rate of $10,000 per month.

Based on current expectations and business conditions, we do not expect that our cash resources are sufficient to meet our cash requirements for the next twelve months. We will require funds from new development contracts or from other sources or we will be required to significantly scale back or curtail certain activities. Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Management estimates at the current level of planned expenditures that the minimum additional funding required for the next twelve months is approximately $175,000. There can be no guarantee that any funds required can be generated from operations or any other potential sources.

Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future. Accordingly, there can be no assurance that our current expectations regarding cash resources and requirements will prove to be accurate. We may also acquire additional technologies or assets in future periods.

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

Forward-Looking Statements and Business Risks

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing, product development and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASI Technology Corporation

Date: May 9, 2001           By:  /s/ ERIC M. POLIS
                                ------------------
                                 Eric M. Polis
                                 Secretary and Treasurer
                                 (Principal Financial and Accounting Officer and
                                 duly authorized to sign on behalf of the
                                 Registrant)