Form 10QSB
period 2001-06-30
ASI TECHNOLOGY CORP
filed 2001-08-13
CIK 7951

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

                    For quarterly period ended June 30, 2001
                                               -------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                                 2,711,664
----------------------------                                 ---------
          (Class)                                 (Outstanding at July 31, 2001)

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                              ---     ---

================================================================================

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

             Balance Sheets as of June 30, 2001 and
             December 31, 2000                                                 3

             Statements of Operations for the three and six
             months ended June 30, 2001 and 2000                               4

             Statements of Cash Flows for the six
             months ended June 30, 2001 and 2000                               5

             Notes to Interim Financial Statements                             6

     Item 2. Management's Discussion and Analysis or Plan of Operation         8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11
     Item 2. Changes in Securities                                            11
     Item 3. Defaults upon Senior Securities                                  11
     Item 4. Submission of Matters to a Vote of Security Holders              11
     Item 5. Other Information                                                11
     Item 6. Exhibits and Reports on Form 8-K                                 11

     SIGNATURES                                                               11

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
                                                      June 30,      December 31,
                                                        2001           2000
                                                     -----------    -----------
                                                     (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                          $    70,788    $   153,968
  Accounts receivable                                     13,486         80,304
  Note receivable - current                                4,487          4,393
  Prepaid expenses                                         8,713         13,045
                                                     -----------    -----------
     Total Current Assets                                 97,474        251,710

  Note receivable - less current portion                  12,974         15,575
                                                     -----------    -----------

                                                     $   110,448    $   267,285
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                   $    29,840    $    43,530
  Unearned revenue                                            --          7,870
  Contract obligation payable                             50,000        100,000
  Shareholder advances                                    50,000             --
                                                     -----------    -----------
     Total Current Liabilities                           129,840        151,400
                                                     -----------    -----------

Stockholders' Equity (Deficit)
  Common stock, $.02 par value; 10,000,000 shares
    authorized, 2,711,664 shares issued and
    outstanding each period                               54,233         54,233
  Additional paid-in capital                           3,037,292      3,025,292
  Accumulated deficit                                 (3,110,917)    (2,963,640)
                                                     -----------    -----------
                                                         (19,392)       115,885
                                                     -----------    -----------

                                                     $   110,448    $   267,285
                                                     ===========    ===========

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2001 and 2000 and for the Period From Inception of Development Stage On January 1, 1999 to June 30, 2001

                                                                                                    From Inception
                                                                                                    of Development
                                              Three Months Ended            Six Months Ended           Stage on
                                                   June 30,                      June 30,           January 1, 1999
                                          --------------------------    --------------------------    to June 30,
                                             2001           2000           2001           2000           2001
                                          -----------    -----------    -----------    -----------    -----------
Development contract                      $    13,486    $    49,825    $    21,356    $    88,102    $   181,892
Operating Expenses
  Research and development                     38,423         52,967         71,709        122,382        797,762
  Marketing and promotion                      15,062         24,040         32,112         42,141        129,935
  General and administrative                    8,684         18,806         67,824         26,617        150,294
                                          -----------    -----------    -----------    -----------    -----------
                                               62,169         95,813        171,645        191,140      1,077,991
                                          -----------    -----------    -----------    -----------    -----------

Loss from Operations                          (48,683)       (45,988)      (150,289)      (103,038)      (896,099)
                                          -----------    -----------    -----------    -----------    -----------
Nonoperating Income (Expense)
  Interest income                               1,018          5,267          3,012          9,972         28,475
  Interest expense                                 --             --             --             --         (1,608)
                                          -----------    -----------    -----------    -----------    -----------

Net Loss                                  $   (47,665)   $   (40,721)   $  (147,277)   $   (93,066)   $  (869,232)
                                          ===========    ===========    ===========    ===========    ===========

Basic and Diluted Loss per Common Share   $     (0.02)   $     (0.02)   $     (0.05)   $     (0.03)
                                          ===========    ===========    ===========    ===========
Weighted Average Number of Common
  Shares Outstanding                        2,711,664      2,711,664      2,711,664      2,711,664
                                          ===========    ===========    ===========    ===========

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2001 and 2000 and for the Period From Inception of Development Stage On January 1, 1999 to June 30, 2001

                                                                                 From Inception
                                                                                 of Development
                                                          Six Months Ended          Stage on
                                                              June 30,           January 1, 1999
                                                      ------------------------     to June 30,
                                                        2001           2000           2001
                                                      ---------      ---------      ---------
Cash Flows from Operating Activities
  Net loss                                            $(147,277)     $ (93,066)     $(869,232)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Contributed services                                 12,000         24,000         72,000
    Common stock issued for services                         --             --         15,000
    Acquired in-process research and development             --             --        450,000
    Changes in working capital components:
    (Increase)  decrease in accounts receivable          66,818        (34,317)       (13,486)
    (Increase) decrease in prepaid expenses               4,332             --         (8,713)
    (Decrease) in unearned revenue                       (7,870)            --             --
    Increase (decrease) in accounts payable             (13,690)        29,156         29,840
    (Decrease) in due to related party                       --             --         (5,895)
                                                      ---------      ---------      ---------
          Net Cash Used in Operating Activities         (85,687)       (74,227)      (330,486)
                                                      ---------      ---------      ---------

Cash Flows from Investing Activities
  Payments on note receivable                             2,507          1,972          9,878
  Purchase of in-process research and development       (50,000)            --       (400,000)
                                                      ---------      ---------      ---------
          Net Cash Provided by (Used In)
            Investing Activities                        (47,493)         1,972       (390,122)
                                                      ---------      ---------      ---------

Cash Flows from Financing Activities
  Proceeds from related party loan/advances                  --             --        100,000
  Proceeds from shareholder advance                      50,000             --         50,000
  Proceeds from bank debt                                    --             --        100,000
  Payments on bank debt                                      --             --       (100,000)
  Net proceeds from sale of common stock                     --             --        635,000
                                                      ---------      ---------      ---------
          Net Cash Provided by Financing Activities      50,000             --        785,000
                                                      ---------      ---------      ---------

          Net Increase (Decrease) in Cash               (83,180)       (72,255)        64,392

Cash and cash equivalents, beginning of period          153,968        422,551          6,396
                                                      ---------      ---------      ---------

Cash and cash equivalents, end of period              $  70,788      $ 350,296      $  70,788
                                                      =========      =========      =========

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Contributed services                              $  12,000    $  24,000

See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2001
1. OPERATIONS

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

Formerly ASI, the Company changed its name to ASI Technology Corporation effective on September 1, 2000 in connection with a capital reorganization that included a 1 for 10 reverse stock split. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the split.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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

In January 2000 and August 2000 the Company obtained two cost plus fixed fee development contracts as subcontracts with a prime government contractor which funded further development of the Company's technology. The first contract was for an aggregate of $89,710 that was completed in August 2000 and the second contract was for an aggregate of $78,696, which was completed in March 2001.

                           ASI TECHNOLOGY CORPORATION
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2001


3. DEVELOPMENT CONTRACTS (Cont'd)

In May 2001 the Company obtained a fixed fee government contract for $62,756. The Company recognized $13,486 of revenue through June 30, 2001.

4. SHAREHOLDER ADVANCES

At June 30, 2001 two shareholders, including one officer/director, had advanced $25,000 each or an aggregate of $50,000. An additional $25,000 was advanced after June 30, 2001 by an unrelated party. These amounts are non-interest bearing short-term advances.

5. STOCKHOLDERS' EQUITY

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at June 30, 2001.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

During the six months ended June 30, 2001, one officer contributed services to the Company without compensation. These services, valued at $12,000, have been expensed and treated as a capital contribution. In the comparable period of 2000, this officer and one additional shareholder contributed services valued at $24,000.

As of June 30, 2001, the Company had not granted any options under its 2000 Equity Incentive Plan and had no stock options or stock purchase warrants outstanding.

6. INCOME TAXES

At June 30, 2001 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $250,000 which expire in 2014 which may be subject to limitations under the Internal Revenue Code, as amended.

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

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. Since the August 1999 purchase of our plasma antenna technology we have devoted most of our expenditures to develop and commercialize the technology. At the end of December 2000 we acquired additional plasma technology, our jet engine noise reduction technology. Our principal business activity is to:

* Develop for future licensing our patented plasma antenna technology for military and commercial applications.
* Test, validate and develop our patented plasma jet engine noise reduction technology for licensing for use in the commercial and military markets for aircraft engines and industrial gas turbine engines.

At the beginning of 1999 we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage.

In May 2001 we entered into a contract with a U.S. Department of Defense agency for $62,756 related to our plasma antenna technology. We continue to seek additional government and commercial development support for our plasma antenna technology.

Also in the current year we began negotiations with one university regarding experimental work to be performed on our plasma sound reduction technology for jet and gas turbine engines. Our goal is to prove the applicability of the technology and thereafter license the technology to the jet and turbine engine industry.

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

Results of Operations

Revenues

During the year 2000 we were awarded two purchase order contracts for development from one customer, General Dynamics' Electric Boat Corporation. Phase I of this order was granted in January 2000 for $89,710 and prototype development was completed in August 2000. Phase II to generate a second generation prototype was awarded in August 2000 for $78,696 and completed in March 2001. In May 2001 we commenced work on a new government contract for $62,756.

Our revenues for the six months ended June 30, 2001 consisted of $21,356 of development contract revenue compared to $88,102 for the comparable period of the prior year. Revenues for the second quarter of 2001 totaled $13,486 compared to $49,825 in the second quarter of 2000. The decrease in revenues in the current year is due to less development work under contract.

We expect that work under the May 2001 contract will be completed during 2001.

Although we have applied for additional government and industry sponsored work for 2001, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods.

Research and Development

Research and development costs in the first six months of 2001 totaled $71,709, which was a decrease of $50,673 from the $122,382 incurred in the comparable six months of 2000. In 2000 we had additional work under contract. We recognized $29,354 of costs by the University of Tennessee for contract work in the first six months of 2000 and $4,500 in the first six months of 2001. In the first six months of 2000 we recognized $66,800 of technical consultant costs which was reduced to $54,400 in the first six months of 2001 due primarily to less work being performed under contract.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $12,809 of patent costs in the first six months of 2001 which was a decrease from $30,648 incurred in the comparable first six months of 2000.

Research and development costs were $38,423 in the second quarter of 2001, which was a decrease from $52,967 in the comparable quarter of 2000. The reduction in the current period results from the reduction in contracts.

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

Marketing and Promotion Costs

Marketing and promotion costs in the first six months of 2001 were $32,112 comparable to the $42,141 incurred in the first six months of 2000. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. Marketing and promotion costs included $6,000 of contributed services in the first six months of 2001 and $12,000 in the first six months of 2000. Marketing and promotion costs were $15,062 in the second quarter of 2001, a decrease from $24,040 in the same period of 2000 due to reduced travel in the current year.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in the first six months of 2001 were $67,824, an increase of $41,207 from the $26,617 reported for the first six months of 2000. These costs in 2001 consisted primarily of $46,977 of legal and accounting fees, $6,000 in contributed services, $5,062 of office costs and $3,000 of rent and administrative expenses paid to a company affiliated with our President. The legal and accounting fees incurred in the current year related primarily to preparing audited financial statements for the last three years and preparing and filing our annual report on Form 10-KSB. General and administrative costs were $8,684 in the second quarter of 2001 compared to $18,806 in the second quarter of 2000. In the second quarter of 2000 we incurred additional legal costs.

General and administrative costs will vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal costs and other expenses.

Net Loss

Interest income in the first six months of 2001 was $3,012, which was a decrease from interest income of $9,972 in the first six months of 2000 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $147,277 in the first six months ended June 30, 2001 compared to a net loss of $93,066 in the first six months of 2000. The increase in the net loss is due primarily to the decreased contract revenue and increased general and administrative costs.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from  inception  of the  development  stage  (January 1,
1999) to June 30, 2001 was $869,232 and consisted of the losses for 1999, 2000 and the first six months of 2001.

Liquidity and Capital Resources

As of June 30, 2001 we had cash of $70,788 which was a decrease from cash of $153,968 at December 31, 2000. Net cash used in operating activities was $85,687 during the six months ended June 30, 2001 consisting primarily of a $147,277 net loss offset by a $66,818 decrease in accounts receivable. We expended $47,493 on investing activities, primarily payments our plasma sound reduction technology. The net decrease in cash in the first six months of 2001 was $83,180.

Our principal source of liquidity at June 30, 2001 consisted of cash of $70,788. Other than an additional advance of $25,000 received in July 2001, we have no other unused sources of liquidity at this time. We are committed to additional payments of $50,000 for the purchase of our plasma sound reduction technology at the rate of $10,000 per month.

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

                                        ASI Technology Corporation


Date: August 13, 2001                   By: /s/ ERIC M. POLIS
                                            ------------------------------------
                                            Eric M. Polis
                                            Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer and duly authorized to sign
                                            on behalf of the Registrant)