Form 10QSB
period 2001-09-30
ASI TECHNOLOGY CORP
filed 2001-11-13
CIK 7951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001
                                             ------------------

                          Commission File Number 0-6428
                                                 ------

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
YES ___    NO _X_


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                         2,711,664
----------------------------                         ---------
          (Class)                         (Outstanding at October 31, 2001)

Transitional Small Business Disclosure Format (check one):  YES   __   NO _X_

                           ASI Technology Corporation
                                      INDEX


                                                                           Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of September 30, 2001 and
                 December 31, 2000                                           3

                 Statements of Operations for the three and nine
                 months ended September 30, 2001 and 2000                    4

                 Statements of Cash Flows for the nine
                 months ended September 30, 2001 and 2000                    5

                 Notes to Interim Financial Statements                       6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                             8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          11
         Item 2. Changes in Securities and Use of Proceeds                  11
         Item 3. Defaults upon Senior Securities                            11
         Item 4. Submission of Matters to a Vote of Security Holders        11
         Item 5. Other Information                                          11
         Item 6. Exhibits and Reports on Form 8-K                           11


         SIGNATURES                                                         11

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                              2001                2000
                                                                           (unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                                $    30,679         $   153,968
  Accounts receivable                                                            49,804              80,304
  Note receivable - current                                                     154,487               4,393
  Prepaid expenses                                                                2,817              13,045
                                                                       -------------------------------------
      Total current assets                                                      237,787             251,710

  Note receivable - less current portion                                         11,858              15,575
                                                                       -------------------------------------

                                                                            $   249,645         $   267,285
                                                                       =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable and accrued expenses                                     $    38,626         $    43,530
  Unearned revenue                                                                    -               7,870
  Contract obligation payable                                                    20,000             100,000
  Notes payable                                                                 245,000                   -
                                                                       -------------------------------------
      Total current liabilities                                                 303,626             151,400
                                                                       -------------------------------------

Stockholders' Equity (Deficit)
  Common stock, $.02 par value; 10,000,000 shares authorized,
    2,711,664 shares issued and outstanding each period                          54,233              54,233
  Additional paid-in capital                                                  3,043,292           3,025,292
  Accumulated deficit                                                        (3,151,506)         (2,963,640)
                                                                       -------------------------------------
                                                                                (53,981)            115,885
                                                                       -------------------------------------

                                                                            $   249,645         $   267,285
                                                                       =====================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2001 and 2000 and For the Period from
    Inception of Development Stage on January 1, 1999 to September 30, 2001

                                                                                                            From Inception
                                                                                                            of Development
                                                                                                               Stage on
                                                     Three Months Ended             Nine Months Ended       January 1, 1999
                                                        September 30,                 September 30,         to September 30,
                                                ------------------------------------------------------------
                                                     2001           2000           2001           2000           2001
----------------------------------------------------------------------------------------------------------------------------
Development contract                                 $  36,318      $  27,126     $   57,674     $  115,228      $  218,210
Operating Expenses
Research and development                                40,700         44,370        112,409        166,752         838,462
Marketing and promotion                                 23,620         11,121         55,732         53,262         153,555
General and administrative                              11,248         20,841         79,072         47,458         161,542
                                                ----------------------------------------------------------------------------
                                                        75,568         76,332        247,213        267,472       1,153,559
                                                ----------------------------------------------------------------------------

Loss from Operations                                   (39,250)       (49,206)      (189,539)      (152,244)       (935,349)
                                                ----------------------------------------------------------------------------

Nonoperating Income (Expense)
Interest income                                          1,779          4,623          4,791         14,595          30,254
Interest expense                                        (3,118)             -         (3,118)             -          (4,726)
                                                ----------------------------------------------------------------------------

Net Loss                                             $ (40,589)     $ (44,583)    $ (187,866)    $ (137,649)     $ (909,821)
                                                ============================================================================

Basic and Diluted Loss per Common Share              $   (0.01)     $   (0.02)    $    (0.07)    $    (0.05)
                                                ============================================================

Weighted Average Number of Common
Shares Outstanding                                   2,711,664      2,711,664      2,711,664      2,711,664
                                                ============================================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2001 and 2000 and For the Period from
    Inception of Development Stage on January 1, 1999 to September 30, 2001

                                                                                From Inception
                                                                                of Development
                                                                                   Stage on
                                                        Nine Months Ended       January 1, 1999
                                                          September 30,         to September 30,
                                                  ------------------------------
                                                       2001           2000           2001
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                             $(187,866)     $(137,649)     $(909,821)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Contributed services                                  18,000         34,000         78,000
    Common stock issued for services                           -              -         15,000
    Acquired in-process research and development               -              -        450,000
    Changes in working capital components:
    (Increase)  decrease in accounts receivable           30,500        (61,443)       (49,804)
    (Increase) decrease in prepaid expenses               10,228         (4,050)        (2,817)
    (Decrease) in unearned revenue                        (7,870)             -              -
    Increase (decrease) in accounts payable
      and accrued expenses                                (4,904)        23,115         38,626
    (Decrease) in due to related party                         -              -         (5,895)
                                                  ---------------------------------------------
        Net cash used in operating activities           (141,912)      (146,027)      (386,711)
                                                  ---------------------------------------------

Cash Flows from Investing Activities
  Payments on note receivable                              3,623          2,992         10,994
  Investment in note receivable                         (150,000)             -       (150,000)
  Purchase of in-process research and development        (80,000)             -       (430,000)
                                                  ---------------------------------------------
        Net cash provided by (used in)
          investing activities                          (226,377)         2,992       (569,006)
                                                  ---------------------------------------------

Cash Flows from Financing Activities
  Proceeds from related party loan/advances                    -              -        100,000
  Proceeds from notes payable                            245,000              -        245,000
  Proceeds from bank debt                                      -              -        100,000
  Payments on bank debt                                        -              -       (100,000)
  Net proceeds from sale of common stock                       -              -        635,000
                                                  ---------------------------------------------
        Net cash provided by financing activities        245,000              -        980,000
                                                  ---------------------------------------------

        Net increase (decrease) in cash                 (123,289)      (143,035)        24,283

Cash and cash equivalents, beginning of period           153,968        422,551          6,396
                                                  ---------------------------------------------

Cash and cash equivalents, end of period               $  30,679      $ 279,516      $  30,679
                                                  =============================================


Supplemental Schedule of Noncash Investing and
  Financing Activities
    Contributed services                               $  18,000      $  34,000

See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2001

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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and the period from inception of the development stage (January 1, 1999) to September 30, 2001. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2001

3. DEVELOPMENT CONTRACTS (Cont'd)
In May 2001 the Company obtained a fixed fee government contract for $62,756 under which the Company has recognized $49,804 of revenue through September 30, 2001.

4. NOTES RECEIVABLE
Current notes receivable includes $150,000 advanced to an unrelated party on a 12% unsecured demand note.

5. NOTES PAYABLE
At September 30, 2001 investors (including one officer/director for $175,000) had advanced $245,000 on 10% unsecured demand notes.

6. STOCKHOLDERS' EQUITY
On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at September 30, 2001.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

During the nine months ended September 30, 2001, one officer contributed services to the Company without compensation. These services, valued at $18,000, have been expensed and treated as a capital contribution. In the comparable period of 2000, this officer and one additional shareholder contributed services valued at $34,000.

As of September 30, 2001, the Company had not granted any options under its 2000 Equity Incentive Plan and had no stock options or stock purchase warrants outstanding.

7. INCOME TAXES
At September 30, 2001 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $250,000 which expire in 2014 which may be subject to limitations under the Internal Revenue Code, as amended.

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

In May 2001 we entered into a Phase I contract with a U.S. Department of Defense agency for $62,756 related to our plasma antenna technology. We have been orally advised that we have been approved for $35,000 in interim funding, subject to satisfactory contract negotiations, and we have applied for $600,000 in Phase II funding. There can be no assurance of future funding under this or other sponsorship. We continue to seek additional government and commercial development support for our plasma antenna technology.

Also in the current year we began negotiations with one university regarding experimental work to be performed on our plasma sound reduction technology for jet and gas turbine engines. We are seeking funding sponsorship for a joint Company/University development. Our goal is to prove the applicability of the technology and thereafter license the technology to the jet and turbine engine industry.

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

Our revenues for the nine months ended September 30, 2001 consisted of $57,674 of development contract revenue compared to $115,228 for the comparable period of the prior year. Revenues for the third quarter of 2001 totaled $36,318 compared to $27,126 in the third quarter of 2000. The decrease in revenues in the current year is due to less development work under contract.

We expect that work under the May 2001 Phase I contract will be completed during 2001.

Although we have applied for additional government and industry sponsored work for 2001, and will as part of our strategy continue to seek such support in the future, there can be no assurance of additional development revenues in future periods.

Research and Development
Research and development costs in the first nine months of 2001 totaled $112,409, which was a decrease of $54,343 from the $166,752 incurred in the comparable nine months of 2000. In 2000 we had additional work under contract. We recognized $39,656 of costs by the University of Tennessee for contract work in the first nine months of 2000 and $9,000 in the first nine months of 2001. In the first nine months of 2000 we recognized $92,900 of technical consultant costs which was reduced to $75,600 in the first nine months of 2001 due primarily to less work being performed under contract.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $27,809 of patent costs in the first nine months of 2001 which was a decrease from $32,165 incurred in the comparable first nine months of 2000.

Research and development costs were $40,700 in the third quarter of 2001, which was a small decrease from $44,370 in the comparable quarter of 2000. The reduction in the current period results from the reduction in contracts.

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

Marketing and Promotion Costs
Marketing and promotion costs in the first nine months of 2001 were $55,732 comparable to the $53,262 incurred in the first nine months of 2000. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. Marketing and promotion costs included $22,000 of consultancy costs in the first nine months of 2001 and $17,000 in the first nine months of 2000. Also included in marketing and promotion costs were $9,000 of contributed services in the first nine months of 2001 and $17,000 in the first nine months of 2001. Marketing and promotion costs were $23,620 in the third quarter of 2001, an increase from $11,121 in the same period of 2000 due to increased marketing travel in the current period.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs
General and administrative costs in the first nine months of 2001 were $79,072, an increase of $31,614 from the $47,458 reported for the first nine months of 2000. These costs in 2001 consisted primarily of $58,808 of legal and accounting fees, $9,000 in contributed services, $5,679 of office costs and $4,500 of rent and administrative expenses paid to a company affiliated with our President. The legal and accounting fees incurred in the current year related primarily to preparing audited financial statements for the last three years and preparing and filing our annual report on Form 10-KSB. General and administrative costs were $11,248 in the third quarter of 2001 comparable to the $20,841 in the third quarter of 2000.

General and administrative costs will vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss
Interest income in the first nine months of 2001 was $4,791, which was a decrease from interest income of $14,595 in the first nine months of 2000 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $187,866 in the first nine months ended September 30, 2001 compared to a net loss of $137,649 in the first nine months of 2000. The increase in the net loss is due primarily to the decreased contract revenue and increased general and administrative costs.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to September 30, 2001 was $909,821 and consisted of the losses for 1999, 2000 and the first nine months of 2001.

Liquidity and Capital Resources
As of September 30, 2001 we had cash of $30,679 which was a decrease from cash of $153,968 at December 31, 2000. Net cash used in operating activities was $141,912 during the nine months ended September 30, 2001 consisting primarily of a $187,866 net loss offset by a $30,500 decrease in accounts receivable. We expended $226,377 on investing activities, including a $150,000 investment in a demand note receivable and $80,000 of payments our plasma sound reduction technology. We obtained $245,000 from investors in demand notes. The net decrease in cash in the first nine months of 2001 was $123,289.

Our principal source of liquidity at September 30, 2001 consisted of cash of $30,679. We obtained an additional $10,000 in demand note investments in October 2001. We have no other unused sources of liquidity at this time. We are committed to additional payments of $20,000 for the purchase of our plasma sound reduction technology at the rate of $10,000 per month.

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

                                     ASI Technology Corporation


Date: November 12, 2001          By:  /s/ ERIC M. POLIS
                                     ------------------
                                     Eric M. Polis
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and duly authorized to sign on behalf of
                                     the Registrant)