Form 10KSB/A
period 2000-12-31
ASI TECHNOLOGY CORP
filed 2001-12-04
CIK 7951

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $160,536

The aggregate market value of the issuer's common stock held by non-affiliates as of March 15, 2001 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $-0- .

As of March 15, 2001 there were 2,711,664 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

The registrant hereby files this Amendment No. 1 to its annual report on Form 10-KSB for the year ended December 31, 2000 to amend Item 7 to include an additional balance sheet column for December 31, 1998. There has been no restatement of the financial statements for any of the periods presented.


                                     PART II


Item 7. Financial Statements

The financial statements required to be included in this Item 7 are set forth immediately following this page. These statements have been amended to include three years of balance sheets whereas the original filing included only two years of balance sheets. The financial statements include for this filing three years of balance sheets and three years of statements of operations, cash flows and stockholders' equity.

                                   Contents


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              1
--------------------------------------------------------------------------------

  Balance sheets                                                          2

  Statements of operations                                                3

  Statements of stockholders' equity                                      4

  Statements of cash flows                                                5

  Notes to financial statements                                        6-13
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a Development Stage Company) as of December 31, 2000, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception of the development stage on January 1, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from inception of the development stage on January 1, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.

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


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
January 10, 2001

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
December 31, 2000, 1999 and 1998
                                                                 2000           1999           1998
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                  $ 153,968       $ 422,551      $   6,396
  Accounts receivable (Note 4)                                   80,304               -              -
  Note receivable - current (Note 5)                              4,393           4,016          3,686
  Prepaid expenses                                               13,045           8,995              -
                                                             ------------------------------------------
        Total current assets                                    251,710         435,562         10,082


Note receivable - less current portion (Note 5)                  15,575          19,637         23,653
                                                             ------------------------------------------
                                                              $ 267,285       $ 455,199      $  33,735
                                                             ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                            $  43,530       $   6,571      $       -
  Unearned revenue (Note 4)                                       7,870               -              -
  Due to related party                                                -               -          5,895
  Contract obligation payable (Note 3)                          100,000               -              -
                                                             ------------------------------------------
        Total current liabilities                               151,400           6,571          5,895
                                                             ------------------------------------------

Commitments (Note 3)

Stockholders'  Equity (Notes 6 and 7)
  Common stock,  $.02 par value;  10,000,000 shares
   authorized, issued and outstanding 2000 and 1999,
   2,711,664 shares; 1998, 1,181,664 shares                      54,233       1,487,664      1,181,664
  Additional paid-in capital                                  3,025,292       1,551,861      1,087,861
  Accumulated deficit                                        (2,963,640)     (2,590,897)    (2,241,685)
                                                             ------------------------------------------
                                                                115,885         448,628         27,840
                                                             ------------------------------------------
                                                              $ 267,285       $ 455,199      $  33,735
                                                             ==========================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended  December  31,  2000,  1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000
                                                                                                               From Inception
                                                                                                               of Development
                                                                                                                   Stage on
                                                                                                               January 1, 1999
                                                                                                               to December 31,
                                                                 2000             1999              1998             2000
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Development contracts (Note 4)                              $ 160,536       $        -        $        -         $  160,536
  Other revenue                                                       -                -             1,960                  -
                                                         ---------------------------------------------------------------------
                                                                160,536                -             1,960            160,536
Operating Expenses
  Research and development (Note 3)                             422,107          303,946                 -            726,053
  Marketing and promotion                                        67,585           30,238                 -             97,823
  General and administrative (Note 9)                            62,029           20,441             1,586             82,470
                                                         ---------------------------------------------------------------------
                                                                551,721          354,625             1,586            906,346
                                                         ---------------------------------------------------------------------

Income (Loss) from Operations                                  (391,185)        (354,625)              374           (745,810)
                                                         ---------------------------------------------------------------------

Nonoperating Income (Expense)
  Interest income                                                18,442            7,021             2,627             25,463
  Interest expense                                                    -           (1,608)                -             (1,608)
                                                         ---------------------------------------------------------------------
Income (Loss)                                                 $(372,743)      $ (349,212)       $    3,001         $ (721,955)
                                                         =====================================================================

Basic and Diluted Income (Loss) per Common Share              $   (0.14)      $    (0.21)       $     0.01
                                                         ==================================================

Weighted Average Number of Common
  Shares Outstanding                                          2,711,664        1,625,198         1,181,664
                                                         ==================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000
                                                                                                                           Deficit
                                                                                                                        Accumulated
                                                    Common Stock                                                         During the
                                             --------------------------     Additional       Accumulated                Development
                                                Shares         Amount     Paid-In Capital       Deficit        Total        Stage
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    1,181,664    $ 1,181,664     $ 1,087,861      $ (2,244,686)   $  24,839   $         -

  Net income                                          -              -               -             3,001        3,001             -
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 1998                    1,181,664      1,181,664       1,087,861        (2,241,685)      27,840             -

  Sale of stock, net of offering costs of
    $15,000 (Note 6)                          1,500,000        300,000         435,000                 -      735,000             -

Stock issued for services (Note 6)               30,000          6,000           9,000                 -       15,000             -

Contributed services (Note 6)                         -              -          20,000                 -       20,000             -

Net loss                                              -              -               -          (349,212)    (349,212)     (349,212)
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 1999                    2,711,664      1,487,664       1,551,861        (2,590,897)     448,628      (349,212)

  Contributed services (Note 6)                       -              -          40,000                 -       40,000             -

  Net loss                                            -              -               -          (372,743)    (372,743)     (372,743)

  1 for 10 reverse stock split                        -     (1,433,431)      1,433,431                 -            -             -
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 2000                    2,711,664    $    54,233     $ 3,025,292      $ (2,963,640)   $ 115,885   $ (721,955)
                                             =======================================================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended  December  31,  2000,  1999 and 1998 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2000
                                                                                                             From Inception
                                                                                                             of Development
                                                                                                                Stage on
                                                                                                             January 1, 1999
                                                                                                             to December 31,
                                                                  2000             1999            1998            2000
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operation Activities
  Net income (loss)                                          $  (372,743)      $ (349,212)       $ 3,001      $ (721,955)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                          40,000           20,000              -          60,000
    Common stock issued for services                                   -           15,000              -          15,000
    Acquired in-process research and development                 200,000          250,000              -         450,000
    Changes in working capital components:
      (Increase) in accounts receivable                          (80,304)               -              -         (80,304)
      (Increase) in prepaid expenses                              (4,050)          (8,995)             -         (13,045)
      Increase in unearned revenue                                 7,870                -              -           7,870
      Increase in accounts payable                                36,959            6,571              -          43,530
      (Decrease) in due to related party                               -           (5,895)       (10,971)         (5,895)
                                                            ---------------------------------------------------------------
          Net cash used in operating activities                 (172,268)         (72,531)        (7,970)       (244,799)
                                                            ---------------------------------------------------------------

Cash Flows from Investing Activities
  Payments on note receivable                                      3,685            3,686          3,373           7,371
  Purchase of in-process research and development               (100,000)        (250,000)             -        (350,000)
                                                            ---------------------------------------------------------------
        Net cash provided by (used in)
          investing activities                                   (96,315)        (246,314)         3,373        (342,629)
                                                            ---------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from related party loan                                     -          100,000              -         100,000
  Proceeds from bank debt                                              -          100,000              -         100,000
  Payments on bank debt                                                -         (100,000)             -        (100,000)
  Net proceeds from sale of common stock                               -          635,000              -         635,000
                                                            ---------------------------------------------------------------
        Net cash provided by financing activities                      -          735,000              -         735,000
                                                            ---------------------------------------------------------------
        Net increase (decrease) in cash                         (268,583)         416,155         (4,597)        147,572

Cash and cash equivalents, beginning of year                     422,551            6,396         10,993           6,396
                                                            ---------------------------------------------------------------
Cash and cash equivalents, end of year                       $   153,968       $  422,551        $ 6,396      $  153,968
                                                            ===============================================================

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest                                                 $         -       $    1,608        $     -

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Purchased technology financed by seller obligation         $   100,000       $        -        $     -
  Contributed services                                       $    40,000       $   20,000        $     -
  Common stock issued for services                           $         -       $   15,000        $     -
  Related party loan applied toward the purchase
    of common stock                                          $         -       $  100,000        $     -



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

The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation." To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to nonemployees using the Black-Scholes Option-pricing model.

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

Comprehensive income (loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its comprehensive loss for the period presented in the accompanying consolidated statements of operations.

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

Note 6.       Stockholders' Equity (continued)


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

As of December 31, 2000, the Company had not granted any options under the Plan.

Note 8.  Income Taxes


Net deferred tax assets consist of the following components as of December 31, 2000, 1999 and 1998:

                                              2000          1999          1998
                                            ------------------------------------
Deferred tax assets:
  Research and development costs            $159,000      $ 89,000      $   --
  Contributed services                        21,000         7,000          --
  Loss carryforwards                          87,000        41,000       183,000
                                            ------------------------------------
                                             267,000       137,000       183,000
  Less valuation allowance                   267,000       137,000       183,000
                                            ------------------------------------
                                            $    --       $    --       $    --
                                            ====================================

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

Note 8.       Income Taxes (continued)


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) from continuing operations for the years ended December 31, 2000, 1999 and 1998.

                                                  2000         1999      1998
                                              ---------------------------------
Computed "expected" tax (credit)              $(130,000)   $(122,000)   $ 1,000
Increase (decrease) in income taxes
  resulting from:
  Expiration of loss carryforward                  --        171,000       --
  Increase (decrease) in valuation allowance    130,000      (46,000)      --
  Other                                            --         (3,000)    (1,000)
                                              ---------------------------------
                                              $    --      $    --      $  --
                                              =================================

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

ASI Technology Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital.

ASI Technology Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.      Ability to Continue as a Going Concern (continued)


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



Date:  December 4, 2001