Form 10KSB
period 2001-12-31
ASI TECHNOLOGY CORP
filed 2002-03-15
CIK 7951

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 78,026

The aggregate market value of the issuer's common stock held by non-affiliates as of March 15, 2002 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $-0- .

As of March 15, 2002 there were 3,346,522 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================

                                TABLE OF CONTENTS

                                                                                                                 Page
                                     PART I
ITEM 1.       Description of Business                                                                             2
ITEM 2.       Description of Property                                                                            12
ITEM 3.       Legal Proceedings                                                                                  12
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                12

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           12
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          13
ITEM 7.       Financial Statements                                                                               21
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               21

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                                                  22
ITEM 10.      Executive Compensation                                                                             23
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                                        23
ITEM 12.      Certain Relationships and Related Transactions                                                     24
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   26
FINANCIAL STATEMENTS                                                                                             28
SIGNATURES                                                                                                       42

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

o Plasma Antenna Technology - When gas is electrically charged, or ionized to a plasma state it becomes conductive, allowing radio frequency (RF) signals to be transmitted or received. We employ ionized gas enclosed in a tube as the conducting element of an antenna. When the gas is not ionized, the antenna element ceases to exist. This is a fundamental change from traditional antenna design that generally employs solid metal wires or surfaces as the conducting element. We believe our plasma antenna offers numerous advantages including stealth for military applications and higher digital performance in commercial applications. We also believe our technology can compete in many metal antenna applications. Our initial efforts have focused on military markets. General Dynamics' Electric Boat Corporation sponsored over $160,000 of development in 2000, accounting for all of our 2000 revenues. The U.S. Government's Ballistic Missile Defense Organization ("BMDO") sponsored plasma antenna research, accounting for substantially all of our 2001 revenues of approximately $78,000.

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

Prior to the purchase of the plasma antenna technology ASI had no significant assets or liabilities. During the period from 1995 until 1999 ASI was inactive and engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 we commenced our current strategy of acquiring and developing new technologies for licensing.

ASI was incorporated on January 9, 1931 and has evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. Prior to the acquisition of our plasma technology in August 1999, ASI was essentially inactive. ASI had not filed Exchange Act reports from about 1982 until March 2001. On September 1, 2000 the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. All share and per share data included in this annual report have been adjusted to retroactively reflect the reverse stock split. The Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report there were 3,346,522 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Key Business Developments

Beginning in early 1999 we developed a strategy focusing on acquiring and exploiting technology. In August 1999 we purchased our plasma antenna technology and commenced development. We have paid for research and prototype development and also obtained sponsored development from General Dynamics' Electric Boat Corporation and the U.S. Government. In December 2000 we were offered the opportunity to purchase our plasma sound reduction technology for jet engines. We believe these technologies are compatible, both employing plasma physics as an underlying concept and both having military and commercial prospects.

Management efforts have focused on the following:

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

     - University of Tennessee's Electrical Engineering and Plasma Physics Department - We have teamed with the University of Tennessee to develop and evaluate new plasma prototypes. We are paying the University on a project by project basis. We employed the University of Tennessee to assist us in both our General Dynamics and BMDO contracts. We have no written agreement and there can be no assurance that we can continue to avail use of their facilities, equipment or personnel in the future.

     - Malibu Research, Inc. - In May 2001 we entered into a partnering agreement with Malibu Research, Inc., a company engaged in producing military antennas and related equipment. Malibu Research is prepared to supply radar and antenna related support to us and we are prepared to provide plasma expertise and development support to Malibu Research, on a project basis. Our strategy is to develop opportunities utilizing the combined expertise and we intend to employ Malibu Research on future projects to build and test more sophisticated plasma antennas. In January 2002 we engaged Malibu Research and the University of Tennessee to develop a more sophisticated plasma antenna demonstration system to our design.

o In January 2000 we obtained our first sponsored development purchase order for $89,710 from General Dynamics' Electric Boat Corporation to develop an inflatable plasma antenna prototype for satellite communications. This contract was completed in August 2000 and a second phase was awarded for $78,696 to develop an advanced prototype. This phase was successfully completed in early 2001, demonstrating the ability of our plasma antenna to perform satellite communications while having favorable mechanical and material advantages in certain military applications.

o In May 2001 we obtained a fixed fee government Phase I contract from BMDO for an aggregate of $62,756 to fund further development of our plasma antenna technology. This contract was completed in November 2001. In this work we employed a plasma blanket around an antenna to demonstrate the advantages of plasma to contain and direct electromagnetic energy.

o In December 2001 we were granted a three-month interim contract continuation for $34,876 from BMDO. We have also been notified by BMDO that we have been approved for a Phase II contract for up to $600,000 expected to start in mid-2002, subject to contract negotiations. There can be no assurance, however, that we will be successful in entering into a final contract.

o We have applied to extend patent coverage for our two issued U.S. plasma antenna patents into Canada, Europe and Australia. We have filed five additional patent applications in the United States and we are preparing additional patent applications to broaden our portfolio of intellectual property.

We have applied for additional government contracts through various military agencies. There can be no assurance that we can obtain future development funds from these or other sources.

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

Plasma Sound Reduction

On December 30, 2000, we signed a purchase agreement (the "Sound Reduction Purchase Agreement") for the plasma sound reduction technology with American Technology Corporation ("ATC"), an unaffiliated company. The patent on this technology was issued in 1999.

We purchased the sound reduction technology for $200,000, which has been fully paid. We are obligated to pay royalties starting at 6% of product revenues in the first year of the agreement, 5% in the second year and 4% thereafter for the term of the patent. A royalty of 15% is due on license revenues and a fee of 10% of sale proceeds is due on the further sale of the technology.

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

Description of our Technology

Plasma

The different states of matter generally found on earth are solid, liquid, and gas. Sir William Crookes, an English physicist, identified a fourth state of matter, now called plasma, in 1879. Plasma is by far the most common form of matter. Plasma in the stars and in the tenuous space between them makes up over 99% of the visible universe and perhaps most of that which is not visible. Plasmas are created each time a fluorescent light is turned on. Jets of plasma spin and maneuver orbiting satellites. Important to our technologies, plasmas are conductive assemblies of charged and neutral particles and fields that exhibit collective effects. Plasmas carry electrical currents and generate magnetic fields.

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

Based on the results of research and development to date, we believe our plasma antenna technology has the following major attributes:

     o   No antenna ringing provides an improved signal and reduces distortion.
     o Since a plasma antenna is composed of non-metallic elements it has a reduced radar cross section providing stealth.
     o   Changes in plasma density can change bandwidth over wide ranges.
     o After the gas is ionized, a plasma antenna has a low noise floor, an important attribute to many transmission and reception applications.
     o A circular radar or reception scan can be performed electronically with no moving parts at a high speed.
     o Plasma antenna elements can be constructed and configured into an array that is dynamically reconfigurable for frequency, beamwidth, power, gain, polarization and directionality - on the fly.
     o With a reconfigurable plasma antenna many RF subsystems can share one antenna resource reducing the number and size of antenna structures.
     o Mathematical illustrations indicate that by selecting the gases and changing ion density, the electrical aperture (or apparent footprint) of a plasma antenna may be made to perform on par with a metal counterpart having a larger physical size.

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

Our results indicate that a plasma antenna can be used for many transmission and/or modulation techniques: such as continuous wave, phase modulation, impulse, AM, FM, chirp, spread spectrum or other digital techniques. And we have determined that plasma antennas can be used over a large frequency range up to 20GHz and employ a variety of gases (for example neon, argon, helium, krypton, mercury vapor and zenon). The same appears to be true as to its value as a receive antenna. Whether and to what extent the development of our technology will result in a commercial plasma antenna exhibiting any of these attributes is presently unknown. Plasma antenna technology is still in an early stage of development and additional testing and commercial prototype demonstrations will be required to determine commercial viability. We are unable to predict the cost of determining commercial viability.

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

Our method has to date only been tested by creating a plasma-type flame and reducing the perceptible level of noise. There can be no assurance that this method will function in a jet engine, which is inherently more complex. Further there may also be practical limitations to implementing the technology due to the need to sense noise waves and couple the generated canceling wave in the appropriate section or sections of a multi-stage jet engine.

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

Our development strategy is to test this method of noise reduction in a reduced scale jet engine. These tests would be designed to seek solutions to some of the implementation issues and measure the noise reduction, if any. The tests would also determine the level of seeding, if any, necessary for optimal reduction. It may also be possible in these tests to determine if there is any measurable operating performance improvement. We have commenced discussions with one university to determine if they can perform this experimental work under contract. We are working with the university to seek funding for a joint development project. There can be no assurance that we will be successful in this effort. If unsuccessful in obtaining outside support we may have to consider financing further development from our own funds in order to pursue development of this technology. We currently have no established timetable for the development of this technology nor do we have an estimate of the costs necessary to develop the technology.

Market Opportunities and Strategy

Plasma Antenna

We believe our plasma antenna technology offers distinct advantages and, if successfully developed, will be able to compete with most metal antenna applications, although there can be no assurance that this will be the case. The plasma antenna's advantages over conventional metal elements are most obvious in military applications where stealth and electronic warfare are primary concerns. Other important military factors are weight, size and the ability to reconfigure and reduce the number of antennas required on a vehicle. Potential military applications include:

     o Shipboard/submarine antenna replacements.
     o Unmanned air vehicle sensor antennas.
     o IFF ("identification friend or foe") land-based vehicle antennas.
     o Stealth aircraft antenna replacements.
     o Broad band jamming equipment including for spread-spectrum emitters.
     o ECM (electronic counter-measure) antennas.
     o Phased array element replacements.
     o EMI (Electromagnetic Interference) / ECI (Electronic Compatibility Interference) mitigation.
     o Detection and tracking of ballistic missiles.
     o High power waveguides.

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

Although there are no existing suppliers of plasma antennas to our knowledge, there is no assurance that there will not be direct competitors in the future. The work of ANU, and Dr. Anderson, while working for the Navy, is indicative of the ongoing interest and work being performed in this field. We believe, but there can be no assurance, that our patents will be an important factor in establishing our position in the marketplace.

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

Intellectual Property Rights

We purchased one issued U.S. patent, in November 1999 we were granted an additional U.S. patent. We have filed to protect the key claims of these patents in Australia, Europe and Canada. Although we believe we will be able to obtain additional foreign rights on these two issued U.S. patents in Canada and Europe there can be no assurance that such foreign patents can be obtained. We have filed four additional U.S. patent applications on the plasma antenna technology and we are preparing additional patent applications. We expect to elect foreign protection on some of these pending claims as we continue to work to broaden our portfolio of intellectual property.

We purchased one U.S. patent on our plasma sound reduction technology. Broad foreign rights have been applied for and we are currently pursuing patent applications in Canada, Europe, Brazil, China, Japan and the Russian Federation. We may consider additional patents in the future.

We have an ongoing policy of filing patent applications to seek protection for novel features of our technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets. There can be no assurance that any additional patents on our technology will be granted.

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

Research and Development

For the years ended December 31, 2001, 2000 and 1999 we invested $157,709, $422,107 and $303,946, respectively, on research and development, including the acquired technology. In 2000 we recognized $160,536 of revenue from one customer for sponsored research and development and in 2001 we recognized $78,026 from two customers for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

We have no employees other than our two executive officers that provide only part-time services to the Company. We employ technical consultants or others on a contract or project by project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.


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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There has been no public trading market for our securities since approximately 1982. Although we are engaged in an application process to allow the trading of our shares of common stock and quotations on the National Association of

Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board, there can be no assurance of when or if this can be successfully accomplished or that any market for our common stock will develop in the future.

We had 1,069 holders of record of our 3,307,722 shares of common stock at December 31, 2001, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We sold no equity securities during the three years ended December 31, 2001 under an exemption from the Securities Act other than described in the following paragraphs or previously reported.

In December 2001, demand notes for $110,000 of prior cash advances plus accrued interest of $4,229 were converted to 228,458 shares of common stock at a price of $0.50 per share. We also sold for $183,800 in cash 367,600 shares of common stock, also at a price of $0.50 per share. Of these amounts converted and sold, one officer and director received 172,814 common shares and there were three other unrelated purchasers.

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

Results of Operations - 2001 vs. 2000

Revenues

Our revenues for 2001 consisted of $78,026 of development contract revenue, which was a $82,510 decrease from contract revenues of $160,536 recognized in 2000. The decrease is due to the completion of 2000 contracts and receipt of smaller contracts in 2001. Our revenues are subject to significant variability due to the nature of contract work.

The development revenue of $78,026 consisted of $7,870 recognized under the final portion of a General Dynamics contract started in 2000. The balance relates primarily to a $62,756 Phase I Small Business Innovation Research (SBIR) contract with the U.S. Government's Ballistic Missile Defense Organization
(BMDO) which was completed in November 2001. In December 2001 we were granted an additional three-month contract of $34,876. We have also been notified by BMDO that we have been approved for a $600,000 Phase II two-year contract, subject to contract negotiations, expected to be awarded to us in the first quarter of 2002, although there can be no assurance that the contract ultimately will be awarded.

Although we have applied for additional government and industry sponsored work for 2002, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods.

Research and Development

Research and development costs in 2001 totaled $157,709 or a decrease of $264,398 for the 2000 total of $422,107. Included in research and development costs for 2000 was $200,000 related to the purchase of technology. The balance of the decrease of $64,398 resulted from reduced technical consultant costs and lesser amounts paid to the University of Tennessee for subcontract work on contracts.

Research and development costs in 2001 included $100,900 of technical consultant costs, $47,809 of patent costs and $9,000 paid to the University of Tennessee for work under our contracts. Research and development costs in 2000 included $132,000 of technical consultant costs and $60,261 paid to the University of Tennessee for prototypes and work under the Electric Boat Corporation arrangement.

Subsequent patent costs related to acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

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

Marketing and Promotion Costs

Marketing and promotion costs in 2001 were $60,538 comparable to the $67,585 in 2000. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. In 2001 we expended $30,738 in travel costs and $29,800 in marketing consultant costs. In 2000 we expended $46,737 in travel costs and $20,000 of contributed services of officers.

Marketing and promotion costs will vary from year to year and quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in 2001 were $92,473, an increase of $30,444 from the $62,029 reported in 2000. These costs in 2001 consisted primarily of $26,000 in officer and consultant services, $37,056 of accounting and audit services, $6,725 of office costs, $14,432 of legal fees and $6,000 of rent and administrative expenses paid to a company affiliated with our President. These costs in 2000 consisted primarily of $20,000 in officer and consultant services, $13,614 of office costs, $17,554 of legal fees and $6,000 of rent and administrative expenses paid to a company affiliated with our President. The increase in 2001 resulted primarily from the incurrence of $37,056 of accounting and audit costs related to bringing our financial statements current and filing and preparing an annual report on Form 10-KSB.

General and administrative costs will vary from year to year and quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net loss of $232,697 in 2001 compared to a net loss of $372,743 in 2000. The decreased loss was due in major part to the fact that $200,000 was expensed in 2000 as purchased technology. The net loss in 2001 included $7,521 of interest expense on demand notes. There was no interest expense in 2000. Interest income in 2001 was $7,518, which was a decrease from the $18,442 in 2000 due to reduced investment balances and lower interest rates.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2001 was $954,652 and consisted of the losses for 1999, 2000 and 2001.

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

Research and Development

Research and development costs in 2000 totaled $422,107, which was an increase of $118,161 over the $303,946 incurred in 1999. We only commenced development of our plasma antenna technology in August of 1999. As a result, 1999 expenditures only reflected five months of work with limited work performed in the early months of the period.

Research and development costs in 2000 included $132,000 of technical consultant costs and $60,261 paid to the University of Tennessee for prototypes and work under the Electric Boat Corporation arrangement. Our 1999 costs included $26,950 of technical consultant costs including $10,000 related to the issuance of 20,000 shares of our common stock to two consultants for services.

Also included in research and development costs for 2000 and 1999 are $200,000 and $250,000, respectively, related to purchases of technology in an early stage of development that are expected to eventually lead to new products or systems, although there can be no assurance that this will be the case. The amounts paid for technologies were expensed upon acquisition because technological feasibility had not been established and no known future alternative uses exist. The value assigned to purchased technology represents the amounts paid as there were no material identifiable assets requiring an allocation of costs based on discounted cash flows. Management believes the technology is unique and does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take.

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

Liquidity and Capital Resources

In October 1999 we completed a private placement of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000 and net proceeds after legal fees of $735,000. Prior to this transaction and the August 1999 purchase of our plasma antenna technology, we had no significant assets or operations. In December 2001 we obtained $293,800 of cash funding through the issuance of common stock of which $110,000 represented demand notes previously advanced earlier in 2001.

As of December 31, 2001 and 2000 we had cash of $180,674 and $153,968, respectively. Net cash used in operating activities was $171,857 in 2001 consisting primarily of a $232,697 net loss and a $38,016 decrease in accounts payable. These amounts were offset by $29,500 in non-cash services, $4,229 of interest paid in stock and $59,952 provided by a decrease in accounts receivable. We expended $95,237 on investing activities, primarily the final payments on the purchase of our plasma sound reduction technology. We obtained $293,800 from financing activities as described above. The net increase in cash in 2001 was $26,706.

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

Our principal source of liquidity at December 31, 2001 consisted of cash of $180,674 and accounts receivable of $20,352. Other than anticipated future revenues from our outstanding BMDO contract, we have no other unused sources of liquidity at this time.

At December 31, 2001 we had no outstanding commitments for capital expenditures. We are committed to approximately $50,000 for self-funded research to produce a more sophisticated prototype of our plasma antenna technology, which we expect to complete in the first half of 2002.

We do not believe inflation had a significant impact on our operations during 2000 or 2001 or that it will have a significant impact on operations during the next twelve months.

Based on current expectations and business conditions, we expect that our cash resources are sufficient to meet our cash requirements for the next twelve months. This may require reductions in expenditures for outside consultants should we not obtain anticipated contract support. Management has significant flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available cash resources will prove to be accurate.

Should additional funding be required in the future, there can be no assurance it will be available to us or on what terms. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

New Accounting Pronouncements and Issues

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 138 and as extended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not effect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board Finalized FASB Statements No. 141 Business Combinations (SFAS 141) and No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not entered into any business combinations and has no recorded goodwill. The Company believes the adoption of this statement will have no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company, for the fiscal year ending September 31, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company believes the adoption of this statement will have no material impact on its financial statements.

Tax Loss Carryforwards

As of December 31, 2001, we had approximately $718,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         We are a start-up company and our lack of operating history makes evaluating our business difficult. Until we acquired the first plasma technology in August 1999 we were inactive. As a result, we have limited relevant operating history with which you may evaluate our business. Our business is in the very early stage of development, and our proposed operations are subject to all of the risks inherent in a start-up or early stage business enterprise, including the likelihood of continued operating losses. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a start-up business, the development of new technologies and products and channels of licensing, and current and future development in several key technical fields, as well as the competitive and regulatory environments in which we will operate. You must consider the numerous risks and uncertainties an early stage company like ours faces in attempting to develop and establish a market for new technology. These risks include our ability to:

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

         We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding expected contract revenues and our expected expenditures, we believe we will have sufficient resources to fund our operations during the next twelve months. If our plans change, our assumptions change or prove to be inaccurate, we may be required during the next twelve months to seek additional financing to fund the costs of operations. We have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

         If we fail to establish and maintain consulting and strategic relationships our ability to develop our technology will suffer. We currently have month to month consulting agreements with Dr. Ted Anderson, Delmar Kintner and Dr. Igor Alexeff. These individuals have been involved in the development and marketing of our technology. We do not have any technical employees or staff and will depend on these or other consulting relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. Each of these individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any of these individuals will continue their consulting relationships with us for the time necessary to complete development of our technology. Although we believe that there are other consultants capable of working on our technology, the loss or unavailability of these individuals could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

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

         The communications market and jet engine markets are highly regulated and we may be subject to environmental regulations. The transmission of radio frequency signals and jet engine noise emissions are highly regulated and controlled in most major markets throughout the world. Communications equipment and jet engine equipment, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology. Our future licensees or we may not be able to obtain timely regulatory approvals. The failure to obtain any necessary approvals would adversely impact our business. Our plasma antenna technology was at one time classified secret by the U.S.
government. There can be no assurance that future improvements, patent applications or embodiments of the technology will not be classified secret and limit the market available to us to approved government entities.

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

         There is no public market for our common stock. There is no present active public market for our common stock. Although we have filed an application for trading of our common stock on the NASD OTC Electronic Bulletin Board, there is no assurance that the application will be granted or if granted, that a market will develop. f we establish a trading market there is no assurance that there will be any market liquidity or that we can maintain a trading market in the future.

Item 7. Financial Statements

Our financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence immediately following page 27. The financial statements include for this filing two years of balance sheets and three years of statements of operations, cash flows and stockholders' equity.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We engaged McGladrey & Pullen, LLP in December 2000 and during the two preceding years the Company had no independent accountant. There were no disagreements with accountants or reportable events under this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of March 15, 2002:

Name                  Age    Position
----                  ---    --------
Jerry E. Polis        69     President and Director since 1973
Phil Carlino          75     Director since 1973
Eric M. Polis         31     Secretary, Treasurer and Director since August 2000
Dawayne R. Jacobs     59     Director since August 2000

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

Other Significant Consultants

We utilize the following consultants who are key consultants to our business:

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the prior three years none of the officers or directors have filed Form 3s, Form 4s or Form 5s. In March 2001 the officers and directors filed initial reports on Form 3.

During the last fiscal year, Jerry E. Polis, our chief executive officer and a director, was required to file a Form 4 reflecting changes in security ownership. Mr. Polis' Form 4 for a December 2001 note conversion and purchase of common stock was filed in January 2002 but not within the 10 day reporting period. In addition, stock options exercisable for 10,000 shares of common stock were granted to each of our directors in December 2001. Form 4s were not filed for the month of December reflecting such grants but were filed for the month of January when the directors received their executed stock option agreements.

James A. Barnes became a 10% beneficial shareholder in December 2001 and filed an initial Form 3 in March 2002.

Item 10. Executive Compensation

There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the years ended December 31, 2001, 2000 and 1999. No other executive officer's salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2001.

                           Summary Compensation Table

                                                                                             Long Term
                                            Annual Compensation                              Compensation
                                                                                     `  Securities Underlying
Name and                        Fiscal                             Other Annual                Options
Principal Position              Year        Salary        Bonus    Compensation              (# of Shares)
------------------              ----        ------        -----    ------------              -------------
Jerry E. Polis, President        2001       $-0- (1)       $-0-        $200 (1)                   10,000
                                 2000       $-0- (1)       $-0-        $200 (1)                       -0-
                                 1999       $-0- (1)       $-0-        $200 (1)                       -0-

(1) Director fees. Mr. Polis received no compensation as an officer of the corporation for any period. The Company recorded $10,000 in 1999, $20,000 in 2000 and $24,000 in 2001 as contributed services for Mr. Polis.

Option Grants

Shown below is further information on grants of stock options in fiscal 2001 to the Named Executive Officer reflected in the Summary Compensation Table shown above for the year 2001.

                 Option Grants for Year Ended December 31, 2001

                                                 Percent of Total
                                                 Options Granted
                              Number of          to Employees in       Exercise     Expiration
         Name              Options Granted        Fiscal Year            Price        Date
         ----              ---------------        -----------            -----        ----
       Jerry E. Polis           10,000               10.0%             $0.50         11/19/06

There were no options exercised by the named officer or any other person during 2001.

On August 16, 2000 the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2001 there were 100,000 options granted by the directors, which were documented by agreements provided to optionees in January 2002 pursuant to this plan.

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

Director Compensation

The directors receive compensation of $100 per meeting for their services as directors and Mr. Jerry E. Polis, Chairman of the Board, receives $200 for each meeting. None of the officers currently receive any compensation for their services as officers of the Company. We may begin compensating management at a future date. There are no employment contracts with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2002, the Common Stock ownership of each of our directors and officers, all our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

    Name and Address                       Amount & Nature
     of Beneficial                          of Beneficial             Percent
         Owner                                Ownership               of Class
         -----                                ---------               --------

Jerry E. Polis                                 814,911 (1)             24.3%
President and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Phil Carlino,                                   40,000 (3)              1.2%
Director
3375 Glen Avenue, Suite 6
Las Vegas, Nevada 89121

Eric M. Polis                                   60,000 (3)              1.8%
Secretary, Treasurer and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Dawayne R. Jacobs                              110,000 (2)              3.3%
Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Newport Pacific Ltd.                           200,000                  6.0%
1005A Lippo Center, Tower 1
89 Queensway
Hong Kong

James A. Barnes                                353,614 (4)             10.5%
8617 Canyon View Drive
Las Vegas, NV 89117

All directors and officers as a group        1,024,911                 30.3%
  (4 persons)
____________________________
(1) Includes 611,614 shares held by the Polis Family Trust and 63,000 shares by Davric Corporation, a company controlled by Mr. Polis. Also includes currently exercisable options on 10,000 shares of common stock.
(2) Shares held by family trust. Also includes currently exercisable options on 10,000 shares of common stock.
(3) Includes currently exercisable options on 10,000 shares of common stock.
(4) Includes 318,614 shares held by Sunrise Capital, Inc., a company controlled by Mr. Barnes, and 25,000 shares held by a family trust. Also includes currently exercisable options on 10,000 shares of common stock.

Equity Compensation Plan Information

On August 16, 2000 the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2001 there were 100,000 options granted by the directors, which were documented by agreements provided to optionees in January 2002 pursuant to this plan.

------------------------------- ----------------------------- ---------------------------- -----------------------------
                                         Column (a)                   Column (b)                    Column (c)
------------------------------- ----------------------------- ---------------------------- -----------------------------
                                                                                           Number of securities
                                                                                           remaining available for
                                Number of securities to be    Weighted-average exercise    future issuance under
                                issued upon exercise of       price of outstanding equity  compensation plans
                                outstanding options,          options, warrants and        (excluding securities
        Plan Category           warrants and rights           rights                       reflected in column (a))
------------------------------- ----------------------------- ---------------------------- -----------------------------
Equity    compensation   plans
approved by security holders              100,000                        $0.50                       150,000
------------------------------- ----------------------------- ---------------------------- -----------------------------
Equity  compensation plans not
approved by security holders                -0-                           N/A                          -0-
------------------------------- ----------------------------- ---------------------------- -----------------------------
Total                                     100,000                        $0.50                       150,000
------------------------------- ----------------------------- ---------------------------- -----------------------------

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

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

During 2001 Mr. Jerry E. Polis advanced $185,000 to the Company as short-term advances of which $150,000 was repaid. The balance of $35,000 plus accrued interest of $1,407 and an additional cash investment of $50,000 was converted to 172,814 shares of common stock in December 2001.

We currently share office space with Davric Corporation, an entity controlled by Mr. Jerry E. Polis. We are paying Davric Corporation $500 per month for use of this space and associated administrative costs.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Each exhibit listed below is incorporated by reference to the exhibit of the same number previously filed by us in our 2000 Annual Report on Form 10-KSB filed on March 23, 2001.


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

     10.2 Purchase Agreement dated August 20, 1999 between the Company and Patriot Scientific Corporation.

     10.3 Purchase Agreement dated December 29, 2000 between the Company and American Technology Corporation.

----------------------------------

(b) Reports on Form 8-K.

None

                           ASI TECHNOLOGY CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    CONTENTS

          -----------------------------------------------------------------
          INDEPENDENT AUDITOR'S REPORT                                   1
          -----------------------------------------------------------------

            Balance sheets                                               2

            Statements of operations                                     3

            Statements of stockholders' equity                           4

            Statements of cash flows                                     5

            Notes to financial statements                             6-13
          -----------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and is likely to require additional capital in order to fund the development of its technologies. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
January 23, 2002

ASI Technology Corporation
(A Development Stage Company)

BALANCE SHEETS
December 31, 2001 and 2000

                                                                                          2001                2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash  and cash equivalents                                                             $ 180,674           $ 153,968
Accounts receivable (Note 4)                                                              20,352              80,304
Note receivable - current (Note 5)                                                         4,805               4,393
Prepaid expenses                                                                               -              13,045
                                                                                   ----------------------------------
Total current assets                                                                     205,831             251,710

Note receivable - less current portion (Note 5)                                           10,400              15,575
                                                                                   ----------------------------------

                                                                                       $ 216,231           $ 267,285
                                                                                   ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                         $ 5,514            $ 43,530
Unearned revenue (Note 4)                                                                      -               7,870
Contract obligation payable (Note 3)                                                           -             100,000
                                                                                   ----------------------------------
Total current liabilities                                                                  5,514             151,400
                                                                                   ----------------------------------
Commitments (Note 3)

Stockholders' Equity (Notes 6 and 7)
Common stock, $.02 par value; 10,000,000 shares authorized,
issued and outstanding 2001, 3,307,722; 2000, 2,711,664                                   66,154              54,233
Additional paid-in capital                                                             3,340,900           3,025,292
Accumulated deficit                                                                   (3,196,337)         (2,963,640)
                                                                                   ----------------------------------
                                                                                         210,717             115,885
                                                                                   ----------------------------------

                                                                                       $ 216,231           $ 267,285
                                                                                   ==================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2001

                                                                                     From Inception
                                                                                     of Development
                                                                                        Stage on
                                                                                     January 1, 1999
                                                                                     to December 31,
                                             2001             2000           1999        2001
----------------------------------------------------------------------------------------------------
Revenues
Development contracts (Note 4)            $    78,026    $   160,536    $      --      $   238,562

Operating Expenses
Research and development (Note 3)             157,709        422,107        303,946        883,762
Marketing and promotion                        60,538         67,585         30,238        158,361
General and administrative (Note 9)            92,473         62,029         20,441        174,943
                                          --------------------------------------------------------
                                              310,720        551,721        354,625      1,217,066
                                          --------------------------------------------------------

Loss from Operations                         (232,694)      (391,185)      (354,625)      (978,504)

Nonoperating Income (Expense)
Interest income                                 7,518         18,442          7,021         32,981
Interest expense (Note 9)                      (7,521)          --           (1,608)        (9,129)
                                          --------------------------------------------------------

Net Loss                                  $  (232,697)   $  (372,743)   $  (349,212)   $  (954,652)
                                          ========================================================

Basic and Diluted Loss per Common Share   $     (0.09)   $     (0.14)   $     (0.21)
                                          =========================================

Weighted Average Number of Common
Shares Outstanding                          2,727,927      2,711,664      1,625,198
                                          =========================================

See Notes to Financial Statements

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2001

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                  Common Stock                                                   During the
                                           ---------------------------  Additional          Accumulated         Development
                                              Shares        Amount     Paid-In Capital  Deficit       Total        Stage
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     1,181,664  $ 1,181,664   $ 1,087,861   $ (2,241,685)    $ 27,840   $        -

Sale of stock, net of offering costs of
$15,000 (Note 6)                               1,500,000      300,000       435,000              -      735,000            -

Stock issued for services (Note 6)                30,000        6,000         9,000              -       15,000            -

Contributed services (Note 6)                          -            -        20,000              -       20,000            -

Net loss                                               -            -             -       (349,212)    (349,212)    (349,212)
                                           ----------------------------------------------------------------------------------

Balance, December 31, 1999                     2,711,664    1,487,664     1,551,861     (2,590,897)     448,628     (349,212)

Contributed services (Note 6)                          -            -        40,000              -       40,000            -

Net loss                                               -            -             -       (372,743)    (372,743)    (372,743)

1 for 10 reverse stock split                           -   (1,433,431 )   1,433,431              -            -            -
                                           ----------------------------------------------------------------------------------

Balance, December 31, 2000                     2,711,664       54,233     3,025,292     (2,963,640)     115,885     (721,955)

Contributed services (Note 6)                          -            -        24,000              -       24,000            -

Stock options issued for services (Note 7)             -            -         5,500              -        5,500            -

Demand notes converted to stock
at $0.50 per share (Note 6)                      228,458        4,569       109,660              -      114,229            -

Sale of stock at $0.50 per share (Note 6)        367,600        7,352       176,448              -      183,800            -

Net loss                                               -            -             -       (232,697)    (232,697)    (232,697)

                                           ----------------------------------------------------------------------------------
Balance, December 31, 2001                     3,307,722     $ 66,154   $ 3,340,900   $ (3,196,337)   $ 210,717   $ (954,652)
                                           ==================================================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2001

                                                                                                 From Inception
                                                                                                 of Development
                                                                                                    Stage on
                                                                                                 January 1, 1999
                                                                                                 to December 31,
                                                        2001           2000            1999           2001
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                $(232,697)     $ (372,743)    $ (349,212)     $ (954,652)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services                                       24,000          40,000         20,000          84,000
Common stock and options issued for services                5,500               -         15,000          20,500
Interest paid in common stock (Note 6)                      4,229               -              -           4,229
Acquired in-process research and development                    -         200,000        250,000         450,000
Changes in working capital components:
(Increase) decrease in accounts receivable                 59,952         (80,304)             -         (20,352)
(Increase) decrease in prepaid expenses                    13,045          (4,050)        (8,995)              0
Increase (decrease) in unearned revenue                    (7,870)          7,870              -               0
Increase (decrease) in accounts payable                   (38,016)         36,959          6,571           5,514
(Decrease) in due to related party                              -               -         (5,895)         (5,895)
                                                   --------------------------------------------------------------
Net cash used in operating activities                    (171,857)       (172,268)       (72,531)       (416,656)
                                                   --------------------------------------------------------------

Cash Flows from Investing Activities
Increase in notes receivable                             (150,000)              -              -        (150,000)
Payments on note receivable                               154,763           3,685          3,686         162,134
Purchase of in-process research and development          (100,000)       (100,000)      (250,000)       (450,000)
                                                   --------------------------------------------------------------
Net cash used in investing
activities                                                (95,237)        (96,315)      (246,314)       (437,866)
                                                   --------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from demand notes                                110,000               -              -         110,000
Proceeds from related party loan                                -               -        100,000         100,000
Proceeds from bank debt                                         -               -        100,000         100,000
Payments on bank debt                                           -               -       (100,000)       (100,000)
Net proceeds from sale of common stock                    183,800               -        635,000         818,800
                                                   --------------------------------------------------------------
Net cash provided by financing activities                 293,800               -        735,000       1,028,800
                                                   --------------------------------------------------------------

Net increase (decrease) in cash
and cash equivalents                                       26,706        (268,583)       416,155         174,278

Cash and cash equivalents, beginning of year              153,968         422,551          6,396         582,915
                                                   --------------------------------------------------------------

Cash and cash equivalents, end of year                  $ 180,674      $  153,968     $  422,551      $  757,193
                                                   ==============================================================

Supplemental Cash Flow Information
Cash paid during the year for:
Interest                                                $   3,292      $        -     $    1,608

Supplemental Schedule of Noncash Investing and
Financing Activities
Purchased technology financed by seller obligation              -      $  100,000     $        -
Contributed services                                    $  24,000      $   40,000     $   20,000
Common stock and stock options issued for services      $   5,500      $        -     $   15,000
Related party loan applied toward the purchase
of common stock                                         $       -      $        -     $  100,000
Demand notes and accrued interest converted to
common stock                                            $ 114,229      $        -     $        -

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

Note 2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements:

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Summary of Significant Accounting Policies (continued)

Financial instruments and concentration of credit risk (continued)

The carrying values of financial instruments including cash, accounts and notes receivable, accounts payable and contract obligation payable approximated fair market value because of the immediate or short-term maturity of these instruments. Management believes the carrying value of the note receivable is not materially different from its fair value.

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

Loss per common share

Basic loss per share is computed by dividing loss available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. There were no dilutive securities outstanding during any of the years presented.

Comprehensive loss

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

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Purchase of Technology

Plasma antenna technology

On August 20, 1999 the Company entered into a purchase agreement to acquire plasma antenna technology. This technology purchase included one issued and one pending patent (subsequently issued) and the results of prior research and development by the seller. The cash purchase price of $250,000 was expensed as there were no other identifiable assets acquired, commercial feasibility has not been established, there are no current cash flows generated from this technology and no future alternative uses of the patents or technology exist. Management is unable to determine the fair value of the plasma antenna technology. There is no ready market for the patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exist. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

The Company is also obligated to pay the seller a royalty of 5% of ASI's gross revenues (as defined) from the technology for a period of five years up to a maximum of $250,000 in royalties. There are no minimum royalties.

Although all of the Company's revenues since January 1, 1999 result from the use of the plasma antenna technology, the technology is still in an early stage of development and there can be no assurance that the planned commercial viability will be achieved. The revenues generated were related to development grants to explore commercial uses of the technology.

Sound reduction technology

In December 2000, the Company entered into a purchase agreement to acquire sound reduction technology for jet engines. This technology employs techniques to modulate the plasma in a jet engine to reduce noise. This technology purchase included one issued U.S. patent and multiple foreign patent applications and the results of prior research and development by the seller. Of the aggregate cash purchase price of $200,000, a total of $100,000 was paid at closing with the balance due in ten equal monthly installments of $10,000 commencing February 1, 2001. The $200,000 purchase price was expensed as there were no other identifiable assets acquired, commercial feasibility has not been established, there are no current cash flows generated from this technology and no future alternative uses of the patents or technology exist. Management is unable to determine the fair value of the sound reduction technology. There is no ready market for these patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exist. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

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

In May 2001 the Company obtained a fixed fee government contract for an aggregate of $62,756 to fund further development of the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three month interim contract continuation for $34,876. Accounts receivable of $20,352 represents $12,952 billed and $7,400 earned and not yet billed at December 31, 2001.

Note 5. Note Receivable

The Company has an unsecured note receivable from the prior sale of assets. This 9% note is due in monthly installments of principal and interest of $500 and matures in November 2004.

Note 6. Stockholders' Equity

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at December 31, 2001.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6. Stockholder's Equity (continued)

In October 1999, the Company completed the sale of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000. Officers and directors of the Company purchased an aggregate of 275,000 of these shares.

In December 1999, the Company issued 30,000 shares of common stock to three consultants for services. These shares were valued at $15,000.

In December 2001, the Company completed the sale of 367,600 shares of common stock at $0.50 per share for gross proceeds of $183,800. Officers and directors of the Company purchased an aggregate of 100,000 of these shares.

The Company also completed a conversion of debt to equity in December 2001 for 228,458 shares of common stock at $0.50 per share for total debt of $114,229, including $4,229 of interest. An officer/director of the Company converted debt of $36,407 for an aggregate of 72,814 of these shares.

During 2001, one officer contributed services to the Company without compensation. During 2000 and 1999 two shareholders, including one officer and director, contributed services to the Company without compensation. These services, valued at $24,000 in 2001, $40,000 in 2000 and $20,000 in 1999, have been expensed and treated as capital contributions.

Subsequent to December 31, 2001, one officer and director purchased an additional 38,800 shares of common stock at $0.50 per share for total proceeds of $19,400.

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

During 2001 the Company granted options on 100,000 common shares exercisable at $0.50 per share until November 19, 2006. At December 31, 2001, all 100,000 options are outstanding and exercisable. The Company recorded $5,500 as the fair value of 50,000 options granted to five consultants who are not directors, officers, or employees of the Company for services rendered. Because the Company's stock is not traded, the amount recorded was determined using the minimum value method under the Black-Scholes Option-pricing model assuming a 5% risk free interest rate, a 5 year expected life, and a 0% dividend rate. At the grant date, the minimum value per option granted was $.11. The pro forma effect of the other 50,000 options granted would be to increase the net loss for the year ended December 31, 2001 by $5,500.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Stock Option Plan (continued)

At December 31, 2001 the options on 100,000 shares were fully vested and had a weighted average life of 4.9 years and a weighted average exercise price of $0.50 per common share. .

At December 31, 2001, 150,00 options remain available to be granted.

Note 8. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                                2001             2000
                                              --------         --------
Deferred tax assets:
Research and development costs                $ 89,000         $159,000
Contributed services                             7,000           21,000
Loss carryforwards                             252,000           87,000
                                              --------         --------
                                               348,000          267,000
Less valuation allowance                       348,000          267,000
                                              --------         --------
                                              $    --          $    --
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

For tax purposes, the Company has loss carryforwards of approximately $718,000 as of December 31, 2001 that expire between December 31, 2007 and December 31, 2021.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations for the years ended December 31, 2001, 2000 and 1999.

                                                2001         2000        1999
                                             ---------    ---------   ---------
Computed "expected" tax (credit)             $ (81,000)   $(130,000)  $(122,000)
Increase (decrease) in income taxes
resulting from:
Expiration of loss carryforward                   --        171,000
Increase (decrease) in valuation allowance      81,000      130,000     (46,000)
Other                                             --           --        (3,000)
                                             ---------    ---------   ---------
                                             $    --      $    --     $   --
                                             =========    =========   =========

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 9. Related Party Transactions

Commencing in September 1999, the Company began paying a company affiliated with its President an aggregate of $500 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 in 2001, $6,000 in 2000 and $1,500 in 1999. During 2001, 2000 and 1999, the Company also paid companies affiliated with its President a total of $5,148, $15,283 and $2,419, respectively as reimbursements for travel and related costs.

During 2001, the Company incurred interest of $3,292 in connection with short term loans from related parties.

Note 10. Ability to Continue as a Going Concern

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional contracts for further development of it technology; however, there can be no assurance that such contracts will be obtained. Consequently, additional capital resources are likely to be required to further develop the Company's technology to the point where it is commercially viable. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. Shortly thereafter, the Company expects to begin licensing its product, which management believes will generate sufficient revenue to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its products or be able to generate sufficient revenue through the licensing of its product to provide sufficient working capital.

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

Date:  March 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                              Position                                  Date
         ----                              --------                                  ----
/s/ JERRY E. POLIS                 President                                     March 15, 2002
    --------------                 and Director
    Jerry E. Polis                 (principal executive officer)


/s/ ERIC M. POLIS                  Secretary, Treasurer and Director             March 15, 2002
    -------------                  (principal financial and accounting officer)
    Eric M. Polis

/s/ PHIL CARLINO                   Director                                      March 15, 2002
    ------------
    Phil Carlino

/s/ DAWAYNE R. JACOBS              Director                                      March 15, 2002
    -----------------
    Dawayne R. Jacobs