Form 10QSB
period 2002-03-31
ASI TECHNOLOGY CORP
filed 2002-05-10
CIK 7951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2002
                                               --------------

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
YES    X    NO
    ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                                3,412,522
----------------------------                                ---------
         (Class)                                 (Outstanding at April 30, 2002)

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ASI Technology Corporation
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of March 31, 2002 and
                 December 31, 2001                                           3

                 Statements of Operations for the three
                 months ended March 31, 2002 and 2001                        4

                 Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2001                        5

                 Notes to Interim Financial Statements                       6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                             8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           11
         Item 2. Changes in Securities and Use of Proceeds                   11
         Item 3. Defaults upon Senior Securities                             11
         Item 4. Submission of Matters to a Vote of Security Holders         11
         Item 5. Other Information                                           11
         Item 6. Exhibits and Reports on Form 8-K                            11

         SIGNATURES                                                          11

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                           March 31,    December 31,
                                                                              2002          2001
                                                                          (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                              $   175,241    $   180,674
  Accounts receivable                                                          16,767         20,352
  Note receivable - current                                                     4,914          4,805
                                                                          --------------------------
        Total current assets                                                  196,922        205,831

  Note receivable - less current portion                                        9,124         10,400
                                                                          --------------------------

                                                                          $   206,046    $   216,231
                                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                        $    62,314    $     5,514
                                                                          --------------------------
        Total current liabilities                                              62,314          5,514
                                                                          --------------------------

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    3,346,522 and 3,307,722 shares issued and outstanding, respectively        66,930         66,154
  Additional paid-in capital                                                3,365,524      3,340,900
  Accumulated deficit                                                      (3,288,722)    (3,196,337)
                                                                          --------------------------
                                                                              143,732        210,717
                                                                          --------------------------

                                                                          $   206,046    $   216,231
                                                                          ==========================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2002 and 2001 and For the Period from
  Inception of Development Stage on January 1, 1999 to March 31, 2002

                                                                                             From Inception
                                                                                             of Development
                                                           Three Months Ended                    Stage on
                                                                 March 31,                   January 1, 1999
                                                ----------------------------------------       to March 31,
                                                    2002                   2001                    2002
-----------------------------------------------------------------------------------------------------------

Development contracts                           $    27,475             $     7,870             $   266,037
Operating Expenses
  Research and development                           68,299                  33,286                 952,061
  Marketing and promotion                            21,652                  17,050                 180,013
  General and administrative                         30,242                  59,140                 205,185
                                                -----------------------------------------------------------
                                                    120,193                 109,476               1,337,259
                                                -----------------------------------------------------------

Loss from Operations                                (92,718)               (101,606)             (1,071,222)
                                                -----------------------------------------------------------

Nonoperating Income (Expense)
  Interest income                                       333                   1,994                  33,314
  Interest expense                                     --                      --                    (9,129)
                                                -----------------------------------------------------------

Net Loss                                        $   (92,385)            $   (99,612)            $(1,047,037)
                                                ===========================================================

Basic and Diluted Loss per Common Share         $     (0.03)            $     (0.04)
                                                ===================================

Weighted Average Number of Common
  Shares Outstanding                              3,329,709               2,711,664
                                                ===================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2002 and 2001 and For the Period from
  Inception of Development Stage on January 1, 1999 to March 31, 2002

                                                                                                     From Inception
                                                                                                     of Development
                                                                         Three Months Ended              Stage on
                                                                              March 31,              January 1, 1999
                                                              ------------------------------------     to March 31,
                                                                  2002                 2001                 2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                                    $   (92,385)         $   (99,612)         $(1,047,037)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Contributed services                                            6,000                6,000               90,000
    Common stock issued for services                                 --                   --                 20,500
    Acquired in-process research and development                     --                   --                450,000
    Interest paid in common stock                                    --                   --                  4,229
    Changes in working capital components:
      (Increase)  decrease in accounts receivable                   3,585               80,304              (16,767)
      Decrease in prepaid expenses                                   --                  5,000                 --
      (Decrease) in unearned revenue                                 --                 (7,870)                --
      Increase (decrease) in accounts payable                      56,800               (3,489)              62,314
      (Decrease) in due to related party                             --                   --                 (5,895)
                                                              -----------------------------------------------------
Net cash used in operating activities                             (26,000)             (19,667)            (442,656)
                                                              -----------------------------------------------------

Cash Flows from Investing Activities
  Increase in notes receivable                                       --                   --               (150,000)
  Payments on note receivable                                       1,167                1,058              163,301
  Purchase of in-process research and development                    --                (30,000)            (450,000)
                                                              -----------------------------------------------------
        Net cash provided by (used in)
          investing activities                                      1,167              (28,942)            (436,699)
                                                              -----------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from demand loans                                         --                   --                110,000
  Proceeds from related party loan                                   --                   --                100,000
  Proceeds from bank debt                                            --                   --                100,000
  Payments on bank debt                                              --                   --               (100,000)
  Net proceeds from sale of common stock                           19,400                 --                838,200
                                                              -----------------------------------------------------
        Net cash provided by financing activities                  19,400                 --              1,048,200
                                                              -----------------------------------------------------

        Net increase (decrease) in cash                            (5,433)             (48,609)             168,845

Cash and cash equivalents, beginning of period                    180,674              153,968                6,396
                                                              -----------------------------------------------------

Cash and cash equivalents, end of period                      $   175,241          $   105,359          $   175,241
                                                              =====================================================

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Contributed services                                      $     6,000          $     6,000

See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2002

1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. The Company is engaged in the development and commercialization of the technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage of $1,047,037 represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and the period from inception of the development stage (January 1, 1999) to March 31, 2002. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2002

3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development.

In May 2001 the Company obtained a Phase I fixed fee government contract for an aggregate of $62,756 to fund development of the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three month interim contract continuation for $34,876 and this contract was completed in March 2002.

Subsequent to the first quarter, in April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 anticipated to be performed over a 24 month period and a new Phase I fixed fee government contract for $65,892 anticipated to be performed over a 6 month period.

4. STOCKHOLDERS' EQUITY

During the first quarter of 2002 the Company sold 38,800 shares of common stock at $0.50 per share for gross proceeds of $19,400. These shares were purchased by an officer and director of the Company.

During the three months ended March 31, 2002, one officer contributed services to the Company without compensation. These services, valued at $6,000, have been expensed and treated as a capital contribution. In the comparable period of 2001, this officer contributed services valued at $6,000.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At March 31, 2002 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first quarter of 2002 and at March 31, 2002, 150,000 shares remain available for future option grants.

5. INCOME TAXES

At March 31, 2002 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $718,000 which expire between 2007 and 2021 which may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001.

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. Since the purchase of our plasma technologies we have devoted most of our expenditures for development and commercialization. Our principal business activity is to:

o Develop for future licensing our patented plasma antenna technology for military and commercial applications.

o Test, validate and develop our patented plasma jet engine noise reduction technology for licensing for use in the commercial and military markets for aircraft engines and industrial gas turbine engines.

In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 anticipated to be performed over a 24 month period and a new Phase I fixed fee government contract for $65,892 anticipated to be performed over a 6 month period. We expect to commence work on these two government contracts in the second quarter of 2002. We have applied for additional government contracts including two applications in cooperation with university research organizations. There can be no assurance we will complete existing contracts or be awarded any future contracts.

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

In the first quarter of 2002 we engaged Malibu Research, Inc., a designer and supplier of antenna systems, along with the University of Tennessee at Knoxville, to perform contract research comparing a specific traditional antenna system with a plasma antenna system. This project is expected to be completed in the second quarter and total costs are estimated to approximate $50,000.

On April 4, 2002 our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. There can be no assurance a market will develop in our shares or that we can maintain a quotation listing in the future.

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

In May 2001 we were awarded a fixed fee government contract for an aggregate of $62,756 to fund further development of our plasma antenna technology. This contract was completed in November 2001. In December 2001 we were awarded a three month interim contract continuation for $34,876. We completed this interim contract in March 2002.

Revenues for the first quarter of 2002 were $27,475 consisting of government contract revenue. Our revenues for the first quarter of 2001 consisted of $7,870 of government contract revenue. This revenue had been billed at December 31, 2000 but was unearned as the contract work had not been completed. The increase in revenues in the current period is due to the interim contract being performed.


Although we have applied for additional government and sponsored work for 2002, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods. Certain provisions of our government contracts provide for early termination with or without cause.

Research and Development

Research and development costs in the first quarter of 2002 totaled $68,299, which was an increase of $35,013 from the $33,286 incurred in the comparable first quarter of 2001. In the first quarter we recognized $24,450 of technical personnel costs which was less than the $29,200 in the first quarter of 2001 due primarily to time spent by our personnel on obtaining new contracts. We recognized $25,000 of subcontract costs for research sponsored by us in the first quarter of 2002 with no comparable amounts in the prior year's quarter.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $14,349 of patent costs in the first quarter of 2002 compared to $4,086 of patent costs in the first quarter of 2001. Patent costs vary significantly from quarter to quarter depending on the timing of filing fees and management decisions on patent efforts.

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

Marketing and Promotion Costs

Marketing and promotion costs in the first quarter of 2002 were $21,652 comparable to the $17,050 incurred in the first quarter of 2001. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors and working on contracts. Marketing and promotion costs included $3,000 of contributed services in the first quarter of 2002 and 2001.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in the first quarter of 2002 were $30,242, a decrease of $28,898 from the $59,140 reported for the first quarter of 2001. These costs in the first quarter of 2002 consisted primarily of legal and accounting fees of $21,297 and included $3,000 in contributed services and $2,250 of rent and administrative expenses paid to a company affiliated with our President. In the first quarter of 2001 we incurred $46,178 of legal and accounting fees related primarily to preparing audited financial statements for three years and preparing and filing our initial annual report on Form 10-KSB.

General and administrative costs will vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

Interest income in the first quarter of 2002 was $333, which was a decrease from interest income of $1,994 in the first quarter of 2001 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $92,385 in the first  three  months  ended  March 31,  2002 comparable to the net loss of $99,612 in the first quarter of 2001. We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to March 31, 2002 was $1,047,037 and consisted of the losses for 1999, 2000, 2001 and the first quarter of 2002.

Liquidity and Capital Resources

As of March 31, 2002 and December 31, 2001 we had cash of $175,241 and $180,674, respectively. Net cash used in operating activities was $26,000 during the three months ended March 31, 2002 consisting primarily of a $92,385 net loss offset by a $56,800 increase in accounts payable. We received $19,400 from the sale of common stock in the first quarter of 2002. The net decrease in cash in the first quarter of 2002 was $5,433.

Our principal source of liquidity at March 31, 2002 consisted of cash of $175,241 and accounts receivable of $16,767. We have no other unused sources of liquidity at this time. We are committed to additional payments of $25,000 for research we have subcontracted to others which is expected to be completed in the second quarter. The Phase II contract awarded in April 2002 includes approximately $240,000 in subcontract costs expected to be performed under a purchase order we will award contingent on and consistent with the terms of the Phase II government contract.

Based on current backlog of government contracts and our expectations and business conditions, we expect that our cash resources are sufficient to meet our cash requirements for the next twelve months. This may require reductions in expenditures for outside consultants should we not obtain anticipated contract support. Management has significant flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available cash resources will prove to be accurate.

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

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         During the first quarter ended March 31, 2002, we sold 38,800 shares of common stock for cash of $19,400 to an officer and director. We sold the securities without an underwriter or cash commission. The securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and appropriate legends were placed on the shares of common stock.

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

                            ASI Technology Corporation


Date: May 10, 2002      By:  /s/ ERIC M. POLIS
                            ------------------
                            Eric M. Polis
                            Secretary and Treasurer
                            (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)