Form 10QSB
period 2002-06-30
ASI TECHNOLOGY CORP
filed 2002-08-12
CIK 7951

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

                    For quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES _X__   NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                                 3,412,522
----------------------------                                 ---------
          (Class)                                 (Outstanding at July 31, 2002)

Transitional Small Business Disclosure Format (check one):  YES ___   NO _X_


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ASI Technology Corporation
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of June 30, 2002 and
                  December 31, 2001                                            3

                  Statements of Operations for the three and six
                  months ended June 30, 2002 and 2001                          4

                  Statements of Cash Flows for the six
                  months ended June 30, 2002 and 2001                          5

                  Notes to Interim Financial Statements                        6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                               8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            13
         Item 2. Changes in Securities and Use of Proceeds                    13
         Item 3. Defaults upon Senior Securities                              13
         Item 4. Submission of Matters to a Vote of Security Holders          13
         Item 5. Other Information                                            13
         Item 6. Exhibits and Reports on Form 8-K                             13



         SIGNATURES                                                           13

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)
BALANCE SHEETS
                                                                                    June 30,          December 31,
                                                                                      2002                2001
                                                                                  (unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                                       $    46,190        $   180,674
  Accounts receivable                                                                  113,366             20,352
  Note receivable - current                                                              5,025              4,805
                                                                            --------------------------------------
     Total current assets                                                              164,581            205,831

Note receivable - less current portion                                                   7,820             10,400
                                                                            --------------------------------------

                                                                                   $   172,401        $   216,231
                                                                            ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                $   106,675        $     5,514
                                                                            --------------------------------------
      Total current liabilities                                                        106,675              5,514
                                                                            --------------------------------------



Stockholders' Equity
   Common stock, $.02 par value; 10,000,000 shares authorized,
    3,412,522 and 3,307,722 shares issued and outstanding, respectively                 68,250             66,154
   Additional paid-in capital                                                        3,403,204          3,340,900
   Accumulated deficit                                                              (3,405,728)        (3,196,337)
                                                                            --------------------------------------
                                                                                        65,726            210,717
                                                                            --------------------------------------

                                                                                   $   172,401        $   216,231
                                                                            ======================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2002 and 2001 and For the Period from
  Inception of Development Stage on January 1, 1999 to June 30, 2002


                                                                                                            From Inception
                                                                                                            of Development
                                                     Three Months Ended             Six Months Ended           Stage on
                                                          June 30,                      June 30,            January 1, 1999
                                               ----------------------------------------------------------    to June 30,
                                                    2002            2001           2002           2001           2002
---------------------------------------------------------------------------------------------------------------------------

Development contracts                               $   96,599     $   13,486     $  124,074     $   21,356      $ 362,636
Operating Expenses
  Research and development                             127,755         38,423        196,054         71,709      1,079,816
  Marketing and promotion                               31,031         15,062         52,683         32,112        211,044
  General and administrative                            55,129          8,684         85,371         67,824        260,314
                                               ----------------------------------------------------------------------------
                                                       213,915         62,169        334,108        171,645      1,551,174
                                               ----------------------------------------------------------------------------

Loss from Operations                                  (117,316)       (48,683)      (210,034)      (150,289)    (1,188,538)
                                               ----------------------------------------------------------------------------

Nonoperating Income (Expense)
  Interest income                                          310          1,018            643          3,012         33,624
  Interest expense                                           -              -              -              -         (9,129)
                                               ----------------------------------------------------------------------------

Net Loss                                            $ (117,006)    $  (47,665)    $ (209,391)    $ (147,277)  $ (1,164,043)
                                               ============================================================================

Basic and Diluted Loss per Common Share             $    (0.03)    $    (0.02)    $    (0.06)    $    (0.05)
                                               =============================================================

Weighted Average Number of Common
  Shares Outstanding                                 3,394,390      2,711,664      3,362,228      2,711,664
                                               =============================================================



See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30,  2002 and 2001 and For the Period from
Inception of Development Stage on January 1, 1999 to June 30, 2002


                                                                                    From Inception
                                                                                    of Development
                                                            Six Months Ended           Stage on
                                                                June 30,            January 1, 1999
                                                     -----------------------------    to June 30,
                                                          2002           2001            2002
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net loss                                                $ (209,391)     $ (147,277)   $ (1,164,043)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Contributed services                                       12,000          12,000          96,000
  Common stock issued for services                           33,000               -          53,500
  Acquired in-process research and development                    -               -         450,000
  Interest paid in common stock                                   -               -           4,229
  Changes in working capital components:
   (Increase)  decrease in accounts receivable               (93,014)         66,818        (113,366)
    Decrease in prepaid expenses                                  -           4,332               -
   (Decrease) in unearned revenue                                 -          (7,870)              -
Increase (decrease) in accounts payable                     101,161         (13,690)        106,675
(Decrease) in due to related party                                -               -          (5,895)
                                                     -----------------------------------------------
Net cash used in operating activities                      (156,244)        (85,687)       (572,900)
                                                     -----------------------------------------------

Cash Flows from Investing Activities
    Increase in notes receivable                                  -               -        (150,000)
Payments on note receivable                                   2,360           2,507         164,494
Purchase of in-process research and development                   -         (50,000)       (450,000)
                                                     -----------------------------------------------
Net cash provided by (used in)
investing activities                                          2,360         (47,493)       (435,506)
                                                     -----------------------------------------------

Cash Flows from Financing Activities
    Proceeds from demand loans                                    -               -         110,000
    Proceeds from related party loan                              -          50,000         100,000
    Proceeds from bank debt                                       -               -         100,000
    Payments on bank debt                                         -               -        (100,000)
    Net proceeds from sale of common stock                   19,400               -         838,200
                                                     -----------------------------------------------
       Net cash provided by financing activities             19,400          50,000       1,048,200
                                                     -----------------------------------------------

       Net increase (decrease) in cash                     (134,484)        (83,180)         39,794

Cash and cash equivalents, beginning of period              180,674         153,968           6,396
                                                     -----------------------------------------------

Cash and cash equivalents, end of period                 $   46,190      $   70,788    $     46,190
                                                     ===============================================


Supplemental Schedule of Noncash Investing and
Financing Activities
  Contributed services                                   $   12,000      $   12,000
  Common stock issued for services                       $   33,000               -


See Notes to Interim Financial Statements.


                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2002


1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. The Company is engaged in the development and commercialization of the technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage of $1,164,043 represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and the period from inception of the development stage (January 1, 1999) to June 30, 2002. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

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

The Company does not believe new accounting pronouncements will have a material impact on its financial statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2002


3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development. The Company does not anticipate that costs of these contracts will exceed revenues.

In May 2001 the Company obtained a Phase I fixed fee government contract for an aggregate of $62,756 to fund development of the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three month interim contract continuation for $34,876 and this contract was completed in March 2002. In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24 month period and a Phase I fixed fee government contract for $65,892 to be performed over a 6 month period. These government contracts contain certain termination provisions and the Phase II requires one additional fiscal year funding allotment. There is no assurance all amounts will be earned and billable.

4. STOCKHOLDERS' EQUITY

During the first quarter of 2002 the Company sold 38,800 shares of common stock at $0.50 per share for gross proceeds of $19,400. These shares were purchased by an officer and director of the Company. In April 2002 the Company issued 66,000 shares of common stock at $0.50 per share for services.

During the six months ended June 30, 2002 and 2001, one officer contributed services to the Company without compensation. These services, valued at $12,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At June 30, 2002 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first six months of 2002 and at June 30, 2002, 150,000 shares remain available for future option grants.

5. INCOME TAXES

At June 30, 2002 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $718,000 which expire between 2007 and 2021 which may be subject to limitations under the Internal Revenue Code, as amended.

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

In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24 month period and a new Phase I fixed fee government contract for $65,892 to be performed over a 6 month period. We have applied for additional government contracts. There can be no assurance we will complete existing contracts or be awarded any future contracts.

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

In the first quarter of 2002 we engaged Malibu Research, Inc., a designer and supplier of antenna systems, along with the University of Tennessee at Knoxville, to perform contract research comparing a specific traditional antenna system with a plasma antenna system. This project was completed in the second quarter and total costs approximated $50,000.

On April 4, 2002 our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. There can be no assurance a market will develop in our shares or that we can maintain a quotation listing in the future.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first six months of 2002.

Revenue Recognition - Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development. We do not anticipate that costs of these contracts will exceed revenues.

Patents - Patent costs related to our acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Research and Development Costs - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

We  do  not  have  off-balance   sheet   arrangements,   financings,   or  other
relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

New Accounting Pronouncements and Issues

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

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. We adopted SFAS 142 beginning January 1, 2002 and assessed all goodwill and other intangible assets recognized at that date regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not entered into any business combinations and has no recorded goodwill. We believe the adoption of this statement had no material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 was effective for our financial statements beginning January 1, 2002 and, generally, is to be applied prospectively. The adoption of this statement did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds several statements, including SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective in May 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial statements.

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

In May 2001 we were awarded a fixed fee government contract for an aggregate of $62,756 to fund further development of our plasma antenna technology. This contract was completed in November 2001. In December 2001 we were awarded a three month interim contract continuation for $34,876. We completed this interim contract in March 2002. In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 and a new Phase I fixed fee government contract for $65,892.

Revenues for the first six months of 2002 were $124,704 consisting of government contract revenue. This included $75,885 recognized on the April 2002 Phase II contract and $20,714 recognized on the April 2002 Phase I contract. Our revenues for the first six months of 2001 consisted of $21,356 of contract revenue. The increase in revenues in the current period is due to the two new contracts and completion of the interim contract.

Revenues for the second quarter ended June 30, 2002 were $96,599 consisting of amounts recognized on the two new April 2002 contracts. Revenues for the second quarter of the prior year were $13,486 consisting of revenue recognized under one government Phase I contract active at that time.

Although we have applied for additional government and sponsored work for 2002, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional development revenues in future periods. Certain provisions of our government contracts provide for early termination with or without cause and some amounts are subject to future fiscal year government funding allotments.

Research and Development

Research and development costs in the first six months of 2002 totaled $196,054, which was an increase of $124,345 from the $71,709 incurred in the comparable first six months of 2001. In the first six months of 2002 we recognized $70,228 of technical personnel costs which was more than the $54,400 in the first six months of 2001 due to increased work on new contracts. We recognized $95,104 of subcontract costs in the first six months of 2002 compared to $4,500 in the comparable period of the prior year. The current year amount includes $50,300 expended on company sponsored research and $44,804 subcontract costs on the new Phase II contract.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $24,349 of patent costs in the first six months of 2002 compared to $12,809 of patent costs in the first six months of 2001. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts.

Research and development costs were $127,755 in the second quarter ended June 30, 2002 compared to $38,423 in the second quarter of 2001. The increase is due to increased work on new contracts including increases in technical personnel costs and subcontract costs.

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

Marketing and Promotion Costs

Marketing and promotion costs in the first six months of 2002 were $52,683 which was an increase from the $32,112 incurred in the first six months of 2001. These costs relate primarily to increased travel and personnel costs related to visits with prospective development sponsors and working on new contracts. Marketing and promotion costs included $6,000 of contributed services in the first six months of 2002 and 2001. Marketing and promotion costs were $31,031 in the second quarter of 2002 compared to $15,062 for the comparable period of the prior year. The increase was due to increased travel and personnel costs related to developing new technology sponsors.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in the first six months of 2002 were $85,371, an increase of $17,547 from the $67,824 reported for the first six months of 2001. These costs in the first six months of 2002 consisted primarily of legal and accounting fees of $27,214 and included $33,000 of services paid in common stock, $6,000 in contributed services, $9,800 of office costs and $4,500 of rent and administrative expenses paid to a company affiliated with our President. In the first six months of 2001 we incurred $46,977 of legal and accounting fees related primarily to preparing audited financial statements for three years and preparing and filing our initial annual report on Form 10-KSB. General and administrative costs were $55,129 in the second quarter of 2002 compared to $8,684 in the second quarter of 2001 with the increase resulting primarily from the $33,000 of non-cash services and increased legal and accounting costs.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

Interest income in the first six months of 2002 was $643, which was a decrease from interest income of $3,012 in the first six months of 2001 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $209,391 in the first six months ended June 30, 2002 which was an increase from the net loss of $147,277 in the first six months of 2001. We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to June 30, 2002 was $1,164,043 and consisted of the losses for 1999, 2000, 2001 and the first six months of 2002.

Liquidity and Capital Resources

As of June 30, 2002 and December 31, 2001 we had cash of $46,190 and $180,674, respectively. Net cash used in operating activities was $156,244 during the six months ended June 30, 2002 consisting primarily of a $209,391 net loss reduced by noncash costs of $45,000, reduced also by a $101,161 increase in accounts payable and increased by a $93,014 increase in accounts receivable. We received $19,400 from the sale of common stock in the first six months of 2002. The net decrease in cash in the first six months of 2002 was $134,484.

Our principal source of liquidity at June 30, 2002 consisted of cash of $46,190 and accounts receivable of $113,366. We have no other unused sources of liquidity at this time. The Phase II contract awarded in April 2002 includes approximately $195,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract.

Based on current backlog of government contracts and our expectations and business conditions and anticipated working capital to carry government contract receivables, we expect that we will require approximately $100,000 to meet our cash requirements for the next twelve months. These funds may be available from new contracts or from other sources or we may be required to reduce expenditures for personnel and subcontractors should we not retain existing or obtain new contract support. Management has significant flexibility to adjust the level of research and
marketing   expenditures  based  on  the  availability  of  resources.   However
reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds

          During the second quarter ended June 30, 2002, we issued 66,000 shares of common stock for services to four persons. We sold the securities without an underwriter or cash commission. The securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by
          Section 4(2) thereunder and appropriate legends were placed on the shares of common stock.

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits -

                  99.1     Section 906 Certification


         (b) Reports on Form 8-K - None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASI Technology Corporation


Date: August 12, 2002                  By:    /s/ ERIC M. POLIS
                                             ------------------
 Eric M. Polis
                                             Secretary and Treasurer
                                             (Principal Financial and Accounting
                                             Officer and duly authorized to sign
                                             on behalf of the Registrant)