Form 10QSB
period 2002-09-30
ASI TECHNOLOGY CORP
filed 2002-11-08
CIK 7951

________________________________________________________________________________
________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2002

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

                                 (702) 734-1888
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   _X_    NO ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                               3,412,522
----------------------------                               ---------
          (Class)                              (Outstanding at October 31, 2002)

Transitional Small Business Disclosure Format (check one):  YES __  NO _X_

________________________________________________________________________________
________________________________________________________________________________

                           ASI Technology Corporation
                                      INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of September 30, 2002 and
                  December 31, 2001                                           3

                  Statements of Operations for the three and nine
                  months ended September 30, 2002 and 2001                    4

                  Statements of Cash Flows for the nine
                  months ended September 30, 2002 and 2001                    5

                  Notes to Interim Financial Statements                       6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                              8

         Item 3. Controls and Procedures                                     13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           13
         Item 2. Changes in Securities and Use of Proceeds                   13
         Item 3. Defaults upon Senior Securities                             13
         Item 4. Submission of Matters to a Vote of Security Holders         13
         Item 5. Other Information                                           13
         Item 6. Exhibits and Reports on Form 8-K                            13



         SIGNATURES                                                          14
         CERTIFICATIONS                                                      15
         EXHIBITS                                                            17

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                     2002                2001
                                                                                  (unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash  and cash equivalents                                                     $    26,440           $   180,674
 Accounts receivable                                                                211,078                20,352
 Unbilled earnings                                                                   11,074                  --
 Note receivable - current                                                            4,908                 4,805
                                                                                ----------------------------------
   Total current assets                                                             253,500               205,831

Note receivable - less current portion                                                7,127                10,400
                                                                                ----------------------------------

                                                                                $   260,627           $   216,231
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses                                          $   142,137           $     5,514
 Demand notes                                                                       105,000                  --
                                                                                ----------------------------------
   Total current liabilities                                                        247,137                 5,514
                                                                                ----------------------------------



Stockholders' Equity
 Common stock, $.02 par value; 10,000,000 shares authorized,
  3,412,522 and 3,307,722 shares issued and outstanding, respectively                68,250                66,154
 Additional paid-in capital                                                       3,409,204             3,340,900
 Accumulated deficit                                                             (3,463,964)           (3,196,337)
                                                                                ----------------------------------
                                                                                     13,490               210,717
                                                                                ----------------------------------

                                                                                $   260,627           $   216,231
                                                                                ==================================

See Notes to Interim Financial Statements

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2002 and 2001 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2002

                                                                                                                    From Inception
                                                                                                                    of Development
                                                             Three Months Ended              Nine Months Ended          Stage on
                                                                September 30,                   September 30,       January 1, 1999
                                                        ----------------------------------------------------------- to September 30,
                                                             2002             2001           2002            2001         2002
------------------------------------------------------------------------------------------------------------------------------------
Development contracts                                   $   146,110     $    36,318     $   270,184     $    57,674     $   508,746
Operating Expenses
 Research and development                                   153,389          40,700         349,443         112,409       1,233,205
 Marketing and promotion                                     29,915          23,620          82,598          55,732         240,959
 General and administrative                                  20,303          11,248         105,674          79,072         280,617
                                                        ----------------------------------------------------------------------------
                                                            203,607          75,568         537,715         247,213       1,754,781
                                                        ----------------------------------------------------------------------------

Loss from Operations                                        (57,497)        (39,250)       (267,531)       (189,539)     (1,246,035)
                                                        ----------------------------------------------------------------------------

Nonoperating Income (Expense)
 Interest income                                                191           1,779             834           4,791          33,815
 Interest expense                                              (930)         (3,118)           (930)         (3,118)        (10,059)
                                                        ----------------------------------------------------------------------------

Net Loss                                                $   (58,236)    $   (40,589)    $  (267,627)    $  (187,866)    $(1,222,279)
                                                        ============================================================================

Basic and Diluted Loss per Common Share                 $     (0.02)    $     (0.01)    $     (0.08)    $     (0.07)
                                                        ============================================================

Weighted Average Number of Common
 Shares Outstanding                                       3,412,522       2,711,664       3,375,707       2,711,664
                                                        ============================================================


See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2002 and 2001 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2002



                                                                                         From Inception
                                                                                         of Development
                                                          Nine Months Ended                 Stage on
                                                            September 30,                January 1, 1999
                                                   ------------------------------       to September 30,
                                                      2002                2001                 2002
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net loss                                          $(267,627)          $(187,866)          $(1,222,279)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Contributed services                                18,000              18,000               102,000
  Common stock issued for services                    33,000                --                  53,500
  Acquired in-process research and development          --                  --                 450,000
  Interest paid in common stock                         --                  --                   4,229
  Changes in working capital components:
   (Increase)  decrease in accounts receivable      (190,726)             30,500              (211,078)
   (Increase)  decrease in unbilled earnings         (11,074)               --                 (11,074)
   Decrease in prepaid expenses                         --                10,228                  --
   (Decrease) in unearned revenue                       --                (7,870)                 --
   Increase (decrease) in accounts payable           136,623              (4,904)              142,137
   (Decrease) in due to related party                   --                  --                  (5,895)
                                                   ----------------------------------------------------
     Net cash used in operating activities          (281,804)           (141,912)             (698,460)
                                                   ----------------------------------------------------

Cash Flows from Investing Activities
 Increase in notes receivable                           --              (150,000)             (150,000)
 Payments on note receivable                           3,170               3,623               165,304
 Purchase of in-process research and development        --               (80,000)             (450,000)
                                                   ----------------------------------------------------
     Net cash provided by (used in)
      investing activities                             3,170            (226,377)             (434,696)
                                                   ----------------------------------------------------

Cash Flows from Financing Activities
 Proceeds from demand loans                          105,000             245,000               215,000
 Proceeds from related party loan                       --                  --                 100,000
 Proceeds from bank debt                                --                  --                 100,000
 Payments on bank debt                                  --                  --                (100,000)
 Net proceeds from sale of common stock               19,400                --                 838,200
                                                   ----------------------------------------------------
     Net cash provided by financing activities       124,400             245,000             1,153,200
                                                   ----------------------------------------------------

     Net increase (decrease) in cash                (154,234)           (123,289)               20,044

Cash and cash equivalents, beginning of period       180,674             153,968                 6,396
                                                   ----------------------------------------------------

Cash and cash equivalents, end of period           $  26,440           $  30,679           $    26,440
                                                   ====================================================

Supplemental Schedule of Noncash Investing and
 Financing Activities
  Contributed services                             $  18,000           $  18,000
  Common stock issued for services                 $  33,000                --


See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2002


1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. The Company is engaged in the development and commercialization of the technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage of $1,222,279 represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and the period from inception of the development stage (January 1, 1999) to September 30, 2002. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

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

The Company does not believe recently issued accounting pronouncements will have a material impact on its financial statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2002


3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Unbilled earnings represents amounts earned but not yet billed at September 30, 2002. Costs associated with development contracts are included in research and development. The Company does not anticipate that costs of these contracts will exceed revenues.

In May 2001 the Company obtained a Phase I fixed fee government contract for an aggregate of $62,756 to fund development of the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three month interim contract continuation for $34,876 and this contract was completed in March 2002. In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24 month period and a Phase I fixed fee government contract for $65,892 to be performed over a 6 month period. On August 1, 2002 the Company was awarded a Phase I fixed fee government contract for $99,333 to be performed over a 12 month period. These government contracts contain certain termination provisions and the Phase II requires one additional fiscal year funding allotment. There is no assurance all amounts will be earned and billable.

4. DEMAND NOTES

At September 30, 2002 investors (including one officer/director for $35,000) had advanced $105,000 on 10% unsecured demand notes. Subsequent to September 30, 2002 these investors advanced an additional $120,000 on these demand notes.

5. STOCKHOLDERS' EQUITY

During the first quarter of 2002 the Company sold 38,800 shares of common stock at $0.50 per share for gross proceeds of $19,400. These shares were purchased by an officer and director of the Company. In April 2002 the Company issued 66,000 shares of common stock at $0.50 per share for services.

During the nine months ended September 30, 2002 and 2001, one officer contributed services to the Company without compensation. These services, valued at $18,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At September 30, 2002 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first nine months of 2002 and at September 30, 2002, 150,000 shares remain available for future option grants.

6. INCOME TAXES

At September 30, 2002 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $718,000 which expire between 2007 and 2021 which may be subject to limitations under the Internal Revenue Code, as amended.

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

In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24 month period and a new Phase I fixed fee government contract for $65,892 to be performed over a 6 month period. In August 2002 we were awarded a new Phase I fixed fee government contract for $99,333. We have applied for additional government contracts. There can be no assurance we will complete existing contracts or be awarded any future contracts.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgement and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first nine months of 2002.

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

In May 2001 we were awarded a fixed fee government contract for an aggregate of $62,756 to fund further development of our plasma antenna technology. This contract was completed in November 2001. In December 2001 we were awarded a three month interim contract continuation for $34,876. We completed this interim contract in March 2002. In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 and a new Phase I fixed fee government contract for $65,892. In August 2002 we were awarded a Phase I fixed fee government contract for $99,333.

Revenues for the first nine months of 2002 were $270,184 consisting of government contract revenue. This included $27,475 under 2001 contracts completed in 2002, $172,332 recognized on the April 2002 Phase II contract, $65,477 recognized on the April 2002 Phase I contract and $4,900 recognized on the August 2002 Phase I contract. Our revenues for the first nine months of 2001 consisted of $57,674 of contract revenue. The increase in revenues in the current period is due to the new contracts.

Revenues for the third quarter ended September 30, 2002 were $146,110 consisting of amounts recognized on the two new April 2002 contracts and the August 2002 contract. Revenues for the third quarter of the prior year were $36,318 consisting of revenue recognized under one government Phase I contract active at that time.

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

Research and Development

Research and development costs in the first nine months of 2002 totaled $349,443, which was an increase of $237,034 from the $112,409 incurred in the comparable first nine months of 2001. In the first nine months of 2002 we recognized $114,873 of technical personnel costs which was more than the $75,600 in the first nine months of 2001 due to increased work on new contracts. We recognized $153,143 of subcontract costs in the first nine months of 2002 compared to $9,000 in the comparable period of the prior year. The current year amount includes $50,300 expended on company sponsored research and $102,843 subcontract costs on our government contracts.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $56,998 of patent costs in the first nine months of 2002 compared to $27,809 of patent costs in the first nine months of 2001. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts.

Research and development costs were $153,389 in the third quarter ended September 30, 2002 compared to $40,700 in the third quarter of 2001. The increase is due to increased work on new contracts including increases in technical personnel costs and subcontract costs and increased patent costs.

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

Marketing and Promotion Costs

Marketing and promotion costs in the first nine months of 2002 were $82,598 which was an increase from the $55,732 incurred in the first nine months of 2001. These costs include $38,956 of travel and $43,642 of personnel costs related to visits with prospective development sponsors and working on new contracts. Marketing and promotion costs included $9,000 of contributed services in the first nine months of 2002 and 2001. Marketing and promotion costs were $29,915 in the third quarter of 2002 compared to $23,620 for the comparable period of the prior year. The increase was due to increased travel and personnel costs related to developing new technology sponsors.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in the first nine months of 2002 were $105,674, an increase of $26,602 from the $79,072 reported for the first nine months of 2001. These costs in the first nine months of 2002 consisted primarily of legal and accounting fees of $29,880 and included $33,000 of services paid in common stock, $9,000 in contributed services, $15,913 of office costs and $7,500 of rent and administrative expenses paid to a company affiliated with our President. In the first nine months of 2001 we incurred $58,808 of legal and accounting fees related primarily to preparing audited financial statements for three years and preparing and filing our initial annual report on Form 10-KSB. General and administrative costs were $20,303 in the third quarter of 2002 compared to $11,248 in the third quarter of 2001 with the increase resulting primarily from increased shareholder and office costs.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

Interest income in the first nine months of 2002 was $834, which was a decrease from interest income of $4,791 in the first nine months of 2001 with the decrease due to lower money market account balances and lower interest rates.

We had a net loss of $267,627 in the first nine months ended September 30, 2002 which was an increase from the net loss of $187,866 in the first nine months of 2001. We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to September 30, 2002 was $1,222,279 and consisted of the losses for 1999, 2000, 2001 and the first nine months of 2002.

Liquidity and Capital Resources

As of September 30, 2002 and December 31, 2001 we had cash of $26,440 and $180,674, respectively. Net cash used in operating activities was $281,804 during the nine months ended September 30, 2002 consisting primarily of a $267,627 net loss reduced by noncash costs of $51,000, reduced also by a $136,623 increase in accounts payable and increased by a $201,800 increase in accounts receivable and unbilled earnings. We received $19,400 from the sale of common stock in the first nine months of 2002. The net decrease in cash in the first nine months of 2002 was $154,234.

Our principal source of liquidity at September 30, 2002 consisted of cash of $26,440 and accounts receivable of $211,078. Other than $120,000 received in October from additional demand notes, we have no other unused sources of liquidity at this time. The Phase II contract awarded in April 2002 includes approximately $195,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract and the Phase I contract awarded in August 2002 includes approximately $30,000 in additional future subcontract costs.

Based on current backlog of government contracts and our expectations and business conditions and anticipated working capital to carry government contract receivables, we expect that the existing demand note financing will allow us to meet our cash requirements for the next twelve months. However we may require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from new contracts or from other sources. Failure to maintain or replace the demand note financing could have a material adverse effect on our operations.

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

Item 3.   Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's fiscal 2002 Annual Meeting of Stockholders held on July 29, 2002, the following individuals, constituting all of the members of the Board of Director were elected: Jerry E. Polis, Phil Carlino, Dawayne Jacobs and Eric Polis. For each elected director, the results of the voting were:

                           Affirmative Votes    Negative Votes   Votes Withheld
                           -----------------    --------------   --------------
         Jerry E. Polis            3,412,522         -0-                -0-
         Phil Carlino              3,412,522         -0-                -0-
         Dawayne Jacobs            3,412,522         -0-                -0-
         Eric Polis                3,412,522         -0-                -0-

Our stockholders also voted to ratify the selection of McGladrey & Pullen, LLP as our independent accountants for the fiscal year ended December 31, 2002. The results of the voting on this proposal were:

                           Affirmative Votes    Negative Votes   Votes Withheld
                           -----------------    --------------   --------------
                               2,152,150             13,917            -0-

The foregoing proposal was approved and accordingly ratified.

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

                                     ASI Technology Corporation


Date: November 8, 2002          By:   /s/ ERIC M. POLIS
                                     ------------------
                                     Eric M. Polis
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and  duly authorized  to sign on behalf of
                                     the Registrant)

                                 CERTIFICATIONS

Chief Executive Officer

I, Jerry E. Polis, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASI Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                           /s/ JERRY E. POLIS
                                           ------------------
                                           Jerry E. Polis
                                           President and Chief Executive Officer

Chief Financial Officer

I, Eric M. Polis, Treasurer, Secretary and Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASI Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                                  /s/ ERIC M. POLIS
                                                  -----------------
                                                  Eric M. Polis
                                                  Treasurer, Secretary and Chief
                                                  Financial Officer