Form 10KSB
period 2002-12-31
ASI TECHNOLOGY CORP
filed 2003-03-12
CIK 7951

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $375,677

The aggregate market value of the issuer's common stock held by non-affiliates as of March 3, 2003 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $1,004,500.

As of March 3, 2003 there were 3,412,522 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                                                                Page
                                     PART I
ITEM 1.       Description of Business                                                                             3
ITEM 2.       Description of Property                                                                            13
ITEM 3.       Legal Proceedings                                                                                  13
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                13

                                     PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           14
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          14
ITEM 7.       Financial Statements                                                                               23
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               23

                                    PART III
ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                                                  23
ITEM 10.      Executive Compensation                                                                             24
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                                        25
ITEM 12.      Certain Relationships and Related Transactions                                                     26
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   27
ITEM 14.      Controls and Procedures                                                                            27
FINANCIAL STATEMENTS                                                                                             28
SIGNATURES                                                                                                       44
CERTIFICATIONS                                                                                                   45

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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

ASI Technology Corporation is a development stage company, incorporated under the laws of the State of Nevada. We own the rights to three patented plasma technologies, each in an early stage of development. We purchased our patented plasma antenna technology in August 1999 and purchased our patented plasma sound reduction technology for jet engines in December 2000. We acquired an exclusive license to a third plasma technology for sterilization and decontamination in January 2003. We are engaged in developing our technologies with the goal to commercialize through sale or licensing.

     o Plasma Antenna Technology - When gas is electrically charged, or ionized to a plasma state it becomes conductive, allowing radio frequency (RF) signals to be transmitted or received. We employ ionized gas as the conducting element of an antenna. When the gas is not ionized, the antenna element ceases to exist. This is a fundamental change from traditional antenna design that generally employs solid metal wires or surfaces as the conducting element. We believe our plasma antenna offers numerous advantages including stealth and reconfigurability for military applications and higher digital performance in commercial applications. We also believe our technology can compete in many metal antenna applications with less weight and antenna interference. Our initial efforts have focused on military applications.

     o Plasma Sound Reduction Technology - This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. Jet engine noise emissions are highly regulated and airlines and engine manufacturers incur significant costs to meet increasingly stringent regulations. Although our basic technology concept has been tested in laboratory tests using hot plasma-type flames, our goal is to validate this technology on reduced scale jet engines and thereafter develop and sell or license the technology for use in reducing the noise emissions of jet engines.

     o Plasma Sterilization and Decontamination - This technology employs resistive electrodes to efficiently produce high volumes of atmospheric pressure plasma also known as cold plasma. Our cold plasma generation method uses low voltage to produce high volumes of cold plasma that has been demonstrated to be useful for sterilization, decontamination and in certain industrial processing. We have acquired an exclusive license from the inventor for this method of cold plasma generation. Our goal is to develop prototype devices to validate and demonstrate this technology for government and commercial applications and thereafter license the technology.

Our plasma technologies are each in the early stage of development and there can be no assurance that commercial viability will be achieved. Further development is necessary in order to verify and document the advantages and to commercialize our technologies.

Prior to the purchase of the plasma antenna technology ASI had no significant assets or liabilities. During the period from 1995 until 1999 ASI was inactive and engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 we commenced our current strategy of acquiring and developing new technologies for sale or licensing.

ASI was incorporated on January 9, 1931 and has evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. Prior to the acquisition of our plasma antenna technology in August 1999, ASI was essentially inactive. ASI had not filed Exchange Act reports from about 1982 until March 2001. On September 1, 2000 the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. All share and per share data included in this annual report have been adjusted to retroactively reflect the reverse stock split. The Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report there were 3,412,522 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Key Business Developments

Beginning in early 1999 we developed a strategy focusing on acquiring and exploiting technology. In August 1999 we purchased our plasma antenna technology and commenced development. We have paid for research and prototype development and also obtained sponsored development from General Dynamics' Electric Boat Corporation and the U.S. Government. In December 2000 we purchased our plasma sound reduction technology for jet engines. In January 2003 we acquired an exclusive license on the patent and technology underlying the plasma sterilization and decontamination technology that we began developing in August 2002. We believe these plasma technologies are compatible, all employing plasma physics as an underlying concept and each having military and commercial applications.

Management efforts have focused on the following activities:

o  We have developed and currently have working relationships with:

     - University of Tennessee's Electrical Engineering and Plasma Physics Department - We have teamed with the University of Tennessee to develop and evaluate new plasma prototypes. We are paying the University on a project-by-project basis for facilities and personnel. We have no written agreement and there can be no assurance that we can continue to avail use of their facilities, equipment or personnel in the future.

     - Malibu Research, Inc. - In May 2001 we entered into a partnering agreement identifying areas of mutual interest with Malibu Research, Inc., a company engaged in producing military antennas and related equipment. Malibu Research provides radar and antenna related support to us and we provide plasma expertise and development support to Malibu Research, on a project basis. Terms are negotiated on each project, generally by purchase order. Our strategy is to develop opportunities utilizing the combined expertise and we intend to employ Malibu Research on future projects to build and test more sophisticated plasma antennas. During 2002 Malibu Research and the University of Tennessee developed a more sophisticated plasma antenna demonstration system to our design. Malibu Research is a subcontractor on our Phase II contract with the U.S. Missile Defense Agency ("MDA") and our recently awarded Phase I contract (January 2003) with the U.S. Navy.

     - Eastern Virginia Medical School ("EVMS") - In June 2002 we entered into an allocation of intellectual property rights agreement and in November 2002 a subcontract to have EVMS support our plasma sterilization and decontamination contract with the Air Force, discussed below. EVMS has particular expertise in the field of Electro-Medicine, a growing branch of medicine focused on electrical and magnetic effects on cells and medical treatment. Electro-Medicine includes the field of electrical sterilization and decontamination.

     - University of Mississippi - In September 2002 we engaged the University of Mississippi's National Center of Physical Acoustics ("NCPA") to perform validating experimental confirmation of our plasma active jet noise control methodology. NCPA has a Jet Noise Facility and has model jet equipment and an anechoic chamber for testing various acoustical models.

o In January 2000 we obtained our first sponsored development for $89,710 from General Dynamics' Electric Boat Corporation to develop an inflatable plasma antenna prototype for satellite communications. This contract was completed in August 2000 and a second phase was awarded for $78,696 to develop an advanced prototype. This phase was completed in early 2001, demonstrating the ability of our plasma antenna to perform satellite communications while having favorable mechanical and material advantages in certain military applications.

o In May 2001 we obtained a fixed fee government Phase I contract from MDA for $62,756 to fund further development of our plasma antenna technology. This contract was completed in November 2001. In December 2001 we were granted a three-month interim contract continuation for $34,876. In this work we employed a plasma blanket around an antenna to demonstrate the advantages of plasma to contain, steer and direct electromagnetic energy.

o In April 2002 we were awarded a two-year Phase II contract by MDA for $595,609. This contract effort, with Malibu Research, Inc. as our subcontractor, includes the design of a high power plasma antenna array and plasma phase shifters as a means of antenna steering.

o In April 2002 we were awarded a six month Phase I contract by MDA for $65,892. This contract was completed in October 2002. We evaluated the feasibility of using plasma surfaces to filter electromagnetic waves and as a barrier to protect systems from electronic jamming.

o In August 2002 we were awarded a twelve month Phase I contract by the U.S. Air Force for $99,333 to evaluate our method of generating atmospheric pressure plasmas and their use in decontamination in forward deployed bases. EVMS is our subcontractor on this effort.

o In January 2003 we were awarded a six month Phase I contract for $68,587 to design a plasma based antenna architecture for the U.S. Navy.

o We have four patents issued and five additional provisional or pending applications in the United States on our plasma antenna technology. There is one U.S. patent issued on our plasma noise reduction and we have an exclusive patent license from the inventor for our plasma sterilization and decontamination technology. We have also elected foreign protection of certain patents in selected jurisdictions.

We continue to pursue and apply for additional government contracts through various military agencies. There can be no assurance that we can obtain future development funds from these or other sources or that existing contracts will continue for the full amounts awarded.

Terms of Technology Agreements

Plasma Antenna

On August 20, 1999, we signed a purchase agreement (the "Antenna Purchase Agreement") for the plasma antenna technology with Patriot Scientific Corporation ("Patriot"), an unaffiliated company. The original plasma antenna patent # 5,594,456 (Gas Tube RF Antenna) was issued in 1997. We acquired the patent, pending patents, related trade secrets and proprietary information and results of prior research.

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

The $250,000 purchase price was expensed as acquired technology as there were no other identifiable tangible assets acquired and since technological feasibility has not been established and no future alternative uses of the patents or technology existed at the time of purchase.

Plasma Sound Reduction

On December 30, 2000, we signed a purchase agreement (the "Sound Reduction Purchase Agreement") for the plasma sound reduction technology with American Technology Corporation ("ATC"), an unaffiliated company. The patent on this technology was issued in 1999 and expires in 2017.

We purchased the sound reduction technology for $200,000, which has been fully paid. We are obligated to pay royalties starting at 6% of product revenues in the first year of the agreement, 5% in the second year and 4% thereafter for the term of the patent. A royalty of 15% is due on license revenues and a fee of 10% of sale proceeds is due on the further sale of the technology.

The $200,000 purchase price was expensed as acquired technology as there were no other identifiable tangible assets acquired and since technological feasibility has not been established and no future alternative uses of the patents or technology existed at the time of purchase.

Plasma Sterilization and Decontamination

Effective on January 1, 2003 we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. This agreement also provides for future royalty payments to the inventor based on product sales or sublicense fees. The inventor is a consultant to us on our plasma technologies. The licensed technology was developed prior to the consultant's work with us.

Description of our Technology

Plasma

The different states of matter generally found on earth are solid, liquid, and gas. Sir William Crookes, an English physicist, identified a fourth state of matter, now called plasma, in 1879. Plasma is by far the most common form of matter. Plasma in the stars and in the tenuous space between them makes up over 99% of the visible universe and perhaps most of that which is not visible. Plasmas are created each time a fluorescent light is turned on. Jets of plasma spin and maneuver orbiting satellites. Important to our technologies, plasmas are conductive assemblies of charged and neutral particles and fields that exhibit collective effects. Plasmas carry electrical currents and generate magnetic fields. Plasmas have also demonstrated effectiveness in destroying toxic molecules.

Plasma Antenna Technology

Since the discovery of radio frequency ("RF") transmission, antenna design has been an integral part of virtually every communication and radar application. Technology has advanced to provide unique antenna designs for applications ranging from general broadcast of radio frequency signals for public use to complex weapon radar systems. In its most common form, an antenna represents a conducting metal surface that is sized to emit or receive radiation at one or more selected frequencies. Antennas must be efficient so the maximum amount of signal strength is expended in the propagated wave and not wasted in antenna reflection.

Our plasma antenna technology employs ionized gas enclosed in a tube (or other enclosure) as the conducting element of an antenna. Since the gas is ionized only for the time of transmission or reception, our designs allow for extremely short pulses, important to many forms of digital communication and radar. Our design further provides the opportunity to construct an antenna that can be compact and dynamically reconfigured for frequency, direction, bandwidth, gain and beamwidth. We believe our plasma antenna technology will enable future antennas to be designed that are efficient, low in weight and smaller in size than traditional solid wire or metal antennas.

One distinguishing feature of a plasma antenna is that the gas ionizing process can manipulate resistance. When deionized, the gas has infinite resistance and does not interact with RF radiation. When deionized the gas antenna will not backscatter radar waves (providing stealth) and will not absorb high-power microwave radiation (reducing the effect of electronic warfare countermeasures).

A second distinguishing feature is that after sending a pulse the plasma antenna can be deionized, eliminating the ringing associated with traditional metal elements. Ringing and the associated noise of a metal antenna can limit capabilities in high frequency short pulse transmissions. In these applications, metal antennas are often accompanied by sophisticated computer signal processing. By reducing ringing and noise, we believe our plasma antenna provides increased accuracy and reduces computer signal processing requirements. These advantages may become important in cutting edge applications for impulse radar, increasing high power devices and high-speed digital communications.

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

     o Plasma antenna elements can be constructed and configured into an array that is dynamically reconfigurable for frequency, beamwidth, power, gain, polarization and directionality.

     o With a reconfigurable plasma antenna many RF subsystems can share one antenna resource reducing the number, size and clutter of antenna structures.

     o Mathematical illustrations indicate that by selecting the gases and changing ion density, the electrical aperture (or apparent footprint) of a plasma antenna may be made to perform on par with a metal counterpart having a larger physical size.

     o Plasma can be used as a tunable frequency selected surface to selectively filter signals and to shield radar and communication systems.

In addition to the work under government contracts outlined above, we have funded prototypes developed for us by the University of Tennessee demonstrating:

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

     o   Embedding of plasma antennas in shipboard composite structures

In June 2002 we completed the direct comparison of a conventional metal parabolic reflector antenna with a comparable sized plasma parabolic reflector antenna. This work was performed for us by Malibu Research, Inc. and used their antenna test range to generate data. The two antennas were compared at 3.0 GHz and even though the plasma antenna was not optimized it performed quite comparable to the metal antenna. Just as important, when the plasma antenna was not energized it was 99% transparent, demonstrating its stealth and resistance to outside interference.

In addition we have generated analytical and mathematical support and models for various plasma antenna designs and measurements.

Our results indicate that a plasma antenna can be used for many transmission and/or modulation techniques, such as continuous wave, phase modulation, impulse, AM, FM, chirp, spread spectrum or other digital techniques. And we have determined that plasma antennas can be used over a large frequency range up to 20GHz and employ a variety of gases (for example neon, argon, helium, krypton, mercury vapor and zenon). The same appears to be true as to its value as a receive antenna and as a reflector. Whether and to what extent the development of our technology will result in a commercial plasma antenna exhibiting any of these attributes is presently unknown. Plasma antenna technology is still in an early stage of development and additional testing and commercial prototype demonstrations will be required to determine commercial viability. We are unable to predict the timing and cost of determining commercial viability.

Plasma Sound Reduction Technology

Jet engines and more specifically the gas turbine jet engines employed in most aircraft are notorious for their excessive noise level whether in aircraft or in industry or on ships. The noise pollution can be uncomfortable and possibly even dangerous to humans. As a result there are a variety of government regulations imposed requiring aircraft to adhere to certain maximum noise levels and limit the number of takeoff and landings of certain aircraft based on their level of overall noise output. The military is also responding to noise pollution by studying methods to reduce military jet engine noise.

In the mid 1980's the International Civil Aviation Organization (ICAO) established the Committee on Aviation Environmental Protection (CAEP) which developed international aircraft noise certification and phaseout rules for certain aircraft. Most airports have noise limits and budgets. In the United States, the Department of Transportation ("DOT") and the Federal Aviation Authority ("FAA") have authority under the Aviation Safety and Noise Abatement

Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. Noise standards in the U.S. have been codified most recently in 1999 by FAR (Federal Aviation Regulation) Part 36 - Noise Standards: Aircraft Type and Airworthiness Certification. A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 (the most strict regulated so far) noise level compliant airplanes. Stage 3 aircraft are required to be about 12% quieter than phased out Stage 2 aircraft. The CAEP is continuing to evaluate further noise reductions and regulations and has begun work on future Stage 4 standards.

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

Use of active electronic noise cancellation technology in jet and turbine engines has not been practical, although various methods have been proposed by others, due to the difficulty in getting a timely wave to the source of the sound. The patent we purchased describes a method of using the internal hot gas plasma as the speaker element to create a phase inverted wave to interfere with the acoustic noise wave inside a jet engine. The patent also discusses methods of possibly seeding the fuel with chemicals to enhance the conductivity in the jet engine. It is uncertain whether fuel seeding is required for performance of this technology and will have to be determined in actual testing.

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

Our development strategy is to test this method of noise reduction in a reduced scale jet engine. These tests would be designed to seek solutions to some of the implementation issues and measure the noise reduction, if any. Additional tests would also determine the level of seeding, if any, necessary for optimal reduction. It may also be possible in these tests to determine if there is any measurable operating performance improvement. Jet engine nozzles and exit flows are particularly important to engine performance.

In September 2002 we entered into a contract with the University of Mississippi to perform the first phase of experimental work on our method of jet engine noise reduction. We are committed to $103,140 in the first phase. We expect this initial phase of work to be completed in March of 2003. We are also working with the university to seek future funding from government or industry. There can be no assurance that we will be successful in this effort. We currently have no established timetable for the development of this technology nor do we have an estimate of the necessary costs.

Plasma Sterilization and Decontamination

Atmospheric pressure plasmas or room temperature plasmas generated at relatively low energy levels are known as cold plasmas. Cold plasmas have demonstrated effectiveness in rapid sterilization, decontamination and industrial processing. When generated, cold plasma is a bluish substance that resembles a fog like gas. Cold plasma can destroy deadly microbes lodged on the skin, weapons, medical instruments or clothing. Research has shown that plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents like anthrax.

The plasma process produces a sterilization effect using lower concentrations of sterilant but with a higher reactivity than possible with normal gases. The activity disappears quickly when power is removed thereby dissipating the toxicity of the sterilant rapidly. Atmospheric pressure plasmas allow for rapid decontamination of clothing, equipment and personal gear in military settings, for sterilization of medical equipment, food and packaging in commercial settings. Present methods of decontamination and sterilization often require hours and generate damaging heat or other toxic side effects; cold plasma can sanitize often in mere minutes without toxic byproducts.

Cold plasmas are also employed in industry, in semiconductor manufacturing and new flat screen televisions. During the last five years the U.S. Air Force and other agencies have focused research dollars on biological cold plasma research. Historically such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power making them cost, weight and size prohibitive for broader applications.

Our consultant, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure. We are developing this technology under contract for the U.S. Air Force targeting a use to decontaminate forward deployed equipment and facilities. We are also evaluating commercial applications. The important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area whereas traditional materials often resulted in a small arc greatly minimizing the discharge area. Our discharge also results in large quantities of ozone. Ozone is also known as a powerful sterilizing and decontamination agent. As an example, ozone is used frequently to purify water that has too much bacteria to be treated with chlorine.

Electro medicine involves research, development, and applications for bioelectric technology on living cells, tissues, organisms, and spores. It encompasses medical professionals, molecular biologists, microbiologists, physicists, electrical engineers, biomedical engineers, and environmental engineers. Our plasma sterilization and decontamination method is designed to provide the electro medicine field a convenient, inexpensive, safe and reliable source of atmospheric pressure plasma. Experts in these fields will help us determine the effectiveness of our method on various forms of harmful agents. Dr. Stephen J. Beebe, an Associate Professor at Eastern Virginia Medical School, and the principal researcher performing subcontract work on our U.S. Air Force contract, is a leading researcher in electro medicine and biolectrics.

There  can  be  no  assurance  we  can  develop  the  plasma  sterilization  and
decontamination   technology   successfully  or  that  this  technology  can  be
commercialized.

Market Opportunities and Strategy

Plasma Antenna

We believe our plasma antenna technology offers distinct advantages and, if successfully developed, will be able to compete with many metal antenna applications, although there can be no assurance that this will be the case. The plasma antenna's advantages over conventional metal elements are most obvious in military applications where stealth and electronic warfare are primary concerns. Other important military factors are weight, size and the ability to reconfigure and reduce the number of antennas required on a vehicle or craft. Potential military applications include:

     o   Shipboard/submarine antenna replacements.
     o   Unmanned air vehicle sensor antennas.
     o   IFF ("identification friend or foe") land-based vehicle antennas.
     o   Stealth aircraft antenna replacements.
     o   Broadband jamming equipment including for spread-spectrum emitters.
     o   ECM (electronic counter-measure) antennas.
     o   Phased array element replacements.

     o EMI (Electromagnetic Interference) / ECI (Electronic Compatibility Interference) mitigation.
     o   Detection and tracking of ballistic missiles.
     o   Frequency selective surface filters and reflectors.
     o   High power waveguides.

Military antenna installations can be quite sophisticated and just the antenna portion of a communications or radar installation on a ship or submarine can cost in the millions of dollars. We believe that we have the opportunity to replace certain existing military antennas with stealth antennas and also to create new applications.

We believe, based primarily on discussion with technical consultants, that our plasma antenna technology has commercial applications in telemetry, broadband communications, ground penetrating radar, navigation, weather radar, wind shear detection and collision avoidance, high-speed data (for example Internet) communication and spread spectrum communication. A part of our development strategy is to identify the most promising commercial markets and target development efforts to provide solutions to prospective customers.

We are focusing our development and marketing strategy initially on the following major activities:

     o   Establish and expand development strategic relationships.
     o   Seek industry and military financial support.
     o   Identify primary market opportunities.
     o   Develop prototype antenna targeted at selected opportunities.
     o   Identify prospective licensing partners.

We have invested resources to review the overall patent and propriety aspects of our technology. We continue to review areas where patent applications may be appropriate.

Our goal is to sell or license this technology to companies engaged in producing
antenna  systems.   We  do  not  presently  intend  to  produce  or  manufacture communication or antenna systems.

There can be no assurance our plasma antenna technology can be successfully developed or commercialized.

Plasma Sound Reduction

We believe that our plasma sound reduction technology, if successfully proven, may have applications in most jet and gas turbine engine applications whether for aircraft, industry or ships. We may have the opportunity to make certain non-conforming jet engines or aircraft become conforming to existing noise regulations thereby increasing the value of older engines. This could have an impact on existing aircraft. We also believe there are military applications of this technology.

Our goal is to prove the technology and thereafter sell or license the technology to either engine producers or others engaged in the business of servicing or providing technology for jet engines. It is not our present intent to produce or manufacture systems.

Plasma Sterilization and Decontamination

Cold plasma has been used in semiconductor manufacturing for more than 15 years. It is an expensive part of the semiconductor manufacturing process. We have no present plans to address this market.

We are targeting our method of cold plasma generation to military markets for decontamination of facilities, clothing and weapons. The ability to generate cold plasma on site in a portable and efficient manner is expected to be a key advantage. We expect to explore commercial markets focusing primarily on medical, food and package sterilization. Again, portability and efficiency are key advantages but the lack of heat or steam or toxic side effects offers additional advantages over some existing methods of sterilization and decontamination. We also believe our methods could be adapted to decontaminate buildings, homes, cruise ships and other facilities.

We are in the very early stages of testing our method and evaluating opportunities. Our goal is to prove our method in military and commercial applications and our strategy is to license others to manufacture devices. There can be no assurance, however, that we will be successful in these efforts.

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

While our original patent has caused others to experiment with plasma antennas thus creating potential competitors, it has also resulted in independent confirmation of many of the advantages of a plasma antenna. The Plasma Research Laboratory of the Research School of Physical Sciences and Engineering at the Australian National University (ANU) in Australia has been conducting plasma antenna research as a result of Patriot's initial work. Several technical papers have been produced and at least one patent application has been filed. Similarly, while employed by the Naval Undersea Warfare Center, our consultant Dr. Ted Anderson, performed analytical and mathematical work on plasma antennas and filed patents on certain applications of plasma technologies.

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

The market for jet engine noise reduction systems both passive and active is highly competitive. Many companies produce noise reduction systems that are competitive to the system we intend to develop. Engine manufacturers are also focused on noise reduction in the design and production of engines. These organizations are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. In addition, these companies expend significant funds on research and development. The U.S. Government is also conducting research on methods to reduce noise in jet engines. They or others may have developed or may succeed in developing technology and systems that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

The market for decontamination and sterilization is highly competitive with many companies supplying equipment for food and facility decontamination and medical sterilization. Steam, chemicals and acids, radiation and ultraviolet light are just some of the methods employed for decontamination and sterilization. One example is a plasma system using hydrogen peroxide that has been used for a number of years by a division of Johnson & Johnson Medical, Inc. The many companies engaged in these activities are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. The U.S. government is also sponsoring cold plasma research by universities and others. It is possible that such organizations have developed or may develop in the future plasma generation methods and systems superior to those envisioned by us.

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

Medical facilities, medical equipment and food processing and distribution are all highly regulated. It is likely that any equipment developed for sterilization or decontamination will be subject to existing government regulations and require advance approval prior to sale or use. This could increase the costs of development and commercialization and extend the time to market for any devices developed with our plasma sterilization or decontamination technology.

Intellectual Property Rights

We purchased one issued U.S. patent in November 1999 and we were granted an additional U.S. patent on the plasma antenna technology work performed by Patriot. We have filed to protect the key claims of these patents in Australia, Europe and Canada. Although we believe we will be able to obtain additional foreign rights on these two issued U.S. patents in Canada and Europe there can be no assurance that such foreign patents can be obtained. Two additional U.S. patents have issued on our plasma antenna technology. We have filed five additional U.S. patent applications or provisional patent applications on the plasma antenna technology. We expect to elect foreign protection on some of these pending claims as we continue to work to broaden our portfolio of intellectual property.

We purchased one U.S. patent on our plasma sound reduction technology. Foreign rights have been applied for and we are currently pursuing patent applications in Canada, Europe, Brazil, China, Japan and the Russian Federation. We may consider additional patents in the future.

Dr. Alexeff owns one U.S. patent on the plasma sterilization and decontamination technology we have licensed. We may seek to file and obtain under our exclusive license additional patents on this technology as we progress with development. No foreign rights have been applied for to date.

We have an ongoing policy of filing patent applications to seek protection for novel features of our technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets. There can be no assurance that any additional patents on our technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position will be important to compete effectively through licensing in our proposed markets. We are investing significant management, legal and financial resources toward our technology patents. The new technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, may hold patents in competing areas. Patents filed by the Navy and by ANU or by others may limit our ability to license our plasma technologies in certain areas. Although we do not believe any existing patents would inhibit our ability to license our technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

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

Research and Development

For the years ended December 31, 2002, 2001 and 2000 we invested $441,469, $157,709 and $422,107, respectively, on research and development, including the acquired technology. In 2000 we recognized $160,536 of revenue from one customer for sponsored research and development, in 2001 we recognized $78,026 from two customers for sponsored research and development and in 2002 we recognized $375,677 from two customers for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

We have no employees other than our two executive officers that provide only part-time services to the Company. We employ technical consultants or others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. Commencing in September 1999 we began paying a company affiliated with Mr. Polis an aggregate of $500 per month for office rent and bookkeeping and administrative services. This was increased to $750 per month in January 2002 and to $1,000 per month in July 2002 reflecting increased office and administrative activity. We believe these terms are no less favorable than what could be obtained from outside providers.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 4, 2002 our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. Prior to that there had been no public trading market for our securities since approximately 1982. The market for our common stock has been sporadic and very limited.

The following table sets forth the high and low bid quotations for our common stock for the year ended December 31, 2002:
                                                             Bid Quotations
                                                         High             Low
                                                         ----             ---
Year Ending December 31, 2002
           First Quarter                                     No public market
           Second Quarter (commencing April 4, 2002)     $0.71            $0.25
           Third Quarter                                 $0.71            $0.26
           Fourth Quarter                                $0.26            $0.12

We had 1,052 holders of record of our 3,412,522 shares of common stock at December 31, 2002, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future.

At December 31, 2002, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan which plan has been approved by our stockholders. The following table gives information as of December 31, 2002:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
                                            ---                          ---                          ---
Equity compensation plans
approved by security holders
                                          100,000                       $0.50                       150,000
Equity compensation plans not
approved by security holders
                                            --                           --                           --
------------------------------  --------------------------- --------------------------- ---------------------------
Total                                     100,000                       $0.50                       150,000
==============================  =========================== =========================== ===========================

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act that were not previously reported in prior quarterly or annual filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We have devoted most of our expenditures to develop and commercialize our plasma antenna technology. In December 2000 we acquired our jet engine noise reduction technology. In August 2002 we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed this technology in January 2003. Our principal business activity is to:

     o Develop for future sale or licensing our patented plasma antenna technology for military and commercial applications.

     o Test, validate and develop our patented plasma jet engine noise reduction technology for sale or licensing for use in the commercial and military markets for aircraft engines and industrial gas turbine engines.

     o Validate our cold plasma decontamination and sterilization method and develop military and commercial prototypes. Our goal is to license this technology for production of sterilization and decontamination devices.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in this Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for 2002.

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

Results of Operations - 2002 vs. 2001

Revenues

Our revenues for 2002 consisted of $375,677 of research contract revenue, which was a $297,651 increase from contract revenues of $78,026 recognized in 2001. The increase is due to new and larger government contracts in 2002. Our revenues are subject to significant variability due to the nature of contract research work.

The research revenue of $375,677 consisted of $27,475 recognized under a U.S. Government Missile Defense Agency ("MDA") contract started in 2001. The balance relates to a $65,892 Phase I Small Business Innovation Research (SBIR) contract with MDA that was completed in October 2002, $250,828 recognized on a 24 month MDA Phase II contract awarded in April 2002 and $31,482 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002. In January 2003 we were awarded a U.S. Navy Phase I six-month contract for $68,587.

Although we have applied for additional government and industry sponsored work for 2003, and will as part of our strategy continue to seek such support in the future, there can be no assurance of any additional research revenues in future periods.

Research and Development

Research and development costs in 2002 totaled $441,469 an increase of $283,760 from the 2001 total of $157,709. The increase resulted from increased technical consultant costs and subcontract work on a greater volume of contracts. We expended approximately $50,000 in the first half of 2002 on our self-funded project comparing a metal parabolic reflector with a plasma parabolic reflector to demonstrate commercial applicability of a plasma antenna.

Research and development costs in 2002 included $172,987 of labor and consultant costs, $172,834 of subcontract costs, $61,572 of patent costs, $28,725 of contract related travel costs and $5,351 of equipment costs. Research and development costs in 2001 included $100,900 of technical consultant costs, $47,809 of patent costs and $9,000 paid for subcontract work.

Patent costs related to acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Research and development costs will vary significantly from year to year and quarter to quarter. Our technical labor costs are on month to month agreements and we expect future payments will vary depending on elections made on the amount of company funded research and development and depending on the amount, if any, of future awarded sponsored development. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs in 2002 were $94,816, an increase of $34,278 from the $60,538 in 2001. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. In 2002 we expended $57,672 in marketing consulting costs and $37,144 in travel and entertainment costs. In 2001 we expended $29,800 in marketing consultant costs and $30,738 in travel costs.

Marketing and promotion costs will vary from year to year and quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors.

General and Administrative Costs

General and administrative costs in 2002 were $116,097, a slight increase from the 2001 total of $92,473. The 2002 costs included $51,000 in officer and consulting costs, $24,852 of accounting and audit services, $19,107 of office costs, $8,572 of legal fees and $10,500 of rent and administrative expenses paid to a company affiliated with our President. These costs in 2001 consisted primarily of $26,000 in officer and consultant services, $37,056 of accounting and audit services, $6,725 of office costs, $14,432 of legal fees and $6,000 of rent and administrative expenses.

General and administrative costs will vary from year to year and quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net loss of $281,640 in 2002 compared to a net loss of $232,697 in 2001. The increased loss was due to increased research and development expenditures and increased marketing focused on new contracts. The net loss in 2002 included $6,031 of interest expense on demand notes.

We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2002 was $1,236,292 and consisted of the losses for 1999, 2000, 2001 and 2002.

Results of Operations - 2001 vs. 2000

Revenues

Our revenues for 2001 consisted of $78,026 of research contract revenue, which was an $82,510 decrease from contract revenues of $160,536 recognized in 2000. The decrease is due to the completion of 2000 contracts and receipt of smaller contracts in 2001 as we moved to government contract support with associated longer award lead times.

The development revenue of $78,026 consisted of $7,870 recognized under the final portion of a General Dynamics contract started in 2000. The balance related primarily to a $62,756 Phase I SBIR contract with MDA that was completed in November 2001. In December 2001 we were granted an additional three-month MDA contract of $34,876.

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

Liquidity and Capital Resources

In October 1999 we completed a private placement of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000 and net proceeds after legal fees of $735,000. Prior to this transaction and the August 1999 purchase of our plasma antenna technology, we had no significant assets or operations. In December 2001 we obtained $293,800 of cash funding through the issuance of common stock of which $110,000 represented demand notes previously advanced earlier in 2001. In January 2002 we received $19,400 from the sale of common stock to an officer/director.

As of December 31, 2002 and 2001 we had cash of $83,926 and $180,674, respectively. Net cash used in operating activities was $345,557 in 2002 consisting primarily of a $281,640 net loss and a $167,242 increase in accounts receivable. These amounts were offset by $24,000 in non-cash services, $33,000 of services paid in stock and $46,325 provided by an increase in accounts payable and accrued expenses. We obtained $225,000 from demand notes and $19,400 from the sale of common stock as described above. The net decrease in cash in 2002 was $96,748.

Net cash used in operating activities was $171,857 in 2001 consisting primarily of a $232,697 net loss and a $38,016 decrease in accounts payable. These amounts were offset by $29,500 in non-cash services, $4,229 of interest paid in stock and $59,952 provided by a decrease in accounts receivable. We expended $95,237 on investing activities, primarily the final payments on the purchase of our plasma sound reduction technology. We obtained $293,800 from financing activities. The net increase in cash in 2001 was $26,706.

Our principal source of liquidity at December 31, 2002 consisted of cash of $83,926 and accounts receivable of $187,594. Other than anticipated future revenues from our outstanding contracts, we have no other unused sources of liquidity at this time.

At December 31, 2002 we had no outstanding commitments for capital expenditures. We are committed to $102,140 for self-funded research on our plasma noise reduction technology expected to be expended in the first half of 2003. The Phase II contract awarded in April 2002 includes approximately $124,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract and the Phase I contract awarded in August 2002 includes approximately $30,000 in additional future subcontract costs.

We do not believe inflation had a significant impact on our operations during 2002 or 2001 or that it will have a significant impact on operations during the next twelve months.

Based on current backlog of government contracts and our expectations and business conditions, research commitments and anticipated working capital to carry government contract receivables, we expect that we may require approximately $150,000 of additional funding to meet our cash requirements for the next twelve months. We may also require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from new contracts or from other sources.

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

We believe that any required funding will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Failure to obtain additional funding or maintain or replace the demand note financing could have a material adverse effect on our operations. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

New Accounting Pronouncements and Issues

In June 2001, the FASB finalized FASB Statement No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 was adopted in our fiscal year beginning January 1, 2002. The Company has not entered into any business combinations and has no recorded goodwill or intangible assets and, accordingly, the adoption of this statement did not have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending December 31, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS 144 effective for our financial statements for our fiscal year beginning January 1, 2002. The adoption of this statement did not have a material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", rescinds SFAS No. 44 "Accounting for
Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements

Tax Loss Carryforwards

As of December 31, 2002, we had approximately $963,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         We are a start-up company and our lack of operating history makes evaluating our business difficult. Until we acquired the first plasma technology in August 1999 we were inactive. As a result, we have limited relevant operating history with which you may evaluate our business. Our business is in the very early stage of development, and our proposed operations are subject to all of the risks inherent in a start-up or early stage business enterprise, including the likelihood of continued operating losses. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a start-up business, the development of new technologies and products and channels of licensing, and current and future development in several key technical fields, as well as the competitive and regulatory environments in which we will operate. You must consider the numerous risks and uncertainties an early stage company like ours faces in attempting to develop and establish a market for new technology. These risks include our ability to:

     o   Develop our technology to commercial viability;
     o   Establish new development and strategic relationships;
     o   Create a commercialization strategy, and
     o   Respond to highly competitive markets for our technology.

         If we are unsuccessful in addressing these risks, we will in all likelihood be unable to generate future revenues. There can be no assurance that we will achieve profitability in the future, or that profitability, if achieved, can be sustained.

         Our technologies are in early stages of development and may not be successful. Our business plan contemplates that virtually all of our future revenues, if any, will be attributable to our plasma technologies, which are still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes for both military and private sector user applications in order to demonstrate commercial viability of our technologies. Our objective is to sell or license our technologies to companies that then must incorporate our technologies into products (we do not intend to manufacture products ourselves). Even if more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We have generated limited revenues from our plasma antenna technology, limited revenues from our plasma decontamination and sterilization technology, and no revenues from our plasma sound technology and we cannot assure that there will be future revenues. The development of new technology is also subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we will rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

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

         We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding expected contract revenues and our expected expenditures, we believe we may require $150,000 of additional financing to fund our operations during the next twelve months. If our plans change, our assumptions change or prove to be inaccurate, we may be required to seek additional financing to fund the costs of operations. Although management has been successful in obtaining required funds in the past, we have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we curtail or terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

         If we fail to establish and maintain personnel and strategic relationships our ability to develop our technology will suffer. We currently have month-to-month agreements with Dr. Ted Anderson and Dr. Igor Alexeff. These individuals have been involved in the development and marketing of our technology. We do not have any full-time technical employees or staff at our facilities and will depend on these or other personnel relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. Each of these individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any of these individuals will continue their relationships with us for the time necessary to complete development of our technology. Although we believe that there are other personnel or consultants capable of working on our technology, the loss or unavailability of these individuals could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

         We also believe that our success will depend, in part, on our ability to establish additional personnel or strategic relationships to develop, produce and market our technology. Our success will also depend on our ability to develop and maintain strategic development and marketing relationships with producers, distributors, end-users and manufacturers or entities engaged in supplying or servicing targeted markets. If we are unable to develop such relationships our chances for future success will be substantially diminished.

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

         Defending against intellectual property claims could be expensive and could disrupt our business. The high technology industry is characterized by vigorous protection and pursuit of intellectual property rights that have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. We cannot guarantee, however, that our technologies or products do not and will not infringe the patents or proprietary rights of third parties. The risk of such claims may increase as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, preclude or hinder new product development or require us to enter into royalty or licensing agreements. Such agreements, if required, may not be available on terms acceptable to us or at all. A successful challenge to our plasma antenna patents or our plasma sound reduction patent or the cold plasma patent we have licensed would have a materially adverse effect on our business prospects. We are required to pay certain royalties to the companies that sold or licensed us our technology. Any dispute that may arise between such entities and us could adversely affect our business.

         Competition and obsolescence could preclude us from realizing revenues. The markets for our plasma technologies are extremely competitive. Many companies produce antenna products, decontamination and sterilization equipment and noise reduction systems that are competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in any of these markets. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

         Our markets are highly regulated and we may be subject to environmental regulations. The transmission of radio frequency signals, the sterilization of medical devices and food, the decontamination of items and jet engine noise emissions are highly regulated and controlled in most major markets throughout the world. Communications equipment, decontamination and sterilization devices and jet engine equipment, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology. We may not be able to obtain timely regulatory approvals for future products. The failure to obtain any necessary approvals would adversely impact our business. Our plasma antenna technology was at one time classified secret by the U.S. government. There can be no assurance that future improvements, patent applications or embodiments of the technology will not be classified secret and limit the market available to us to approved government entities.

         Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of certain substances that may be used in anticipated antenna manufacturing processes or used as ingredients in decontamination or sterilization equipment. We intend to conform and expect any contractors or licensees to conform to governmental regulations applicable to operations and facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not impose the need for additional capital equipment or other process requirements or restrict our ability to continue or expand our operations.

         We may be subject to product liability and recall claims exceeding any future insurance coverage. Although we intend to rely on strategic partners for the manufacture and sale of products or systems incorporating our technology, we may become subject to product liability claims and lawsuits from time to time. We face risk of product liability claims in the event that the use of such products results in personal injury. We also face the possibility that defects in the design or manufacture of products or systems might necessitate a recall. There can be no assurance that we will not experience losses due to product liability, claims or recalls in the future. There can be no assurance that insurance coverage will be available on acceptable terms or at all, or that any insurance coverage will be adequate to cover such losses. A product liability or other judgment against us in excess of future insurance coverage, if any is obtained, or a product recall could adversely affect our business.

         Our officers, directors and consulting personnel devote only part-time to our business resulting in possible conflicts. Our officers, directors and consulting personnel devote only part-time services to our company and have other employment and business interests to which they devote attention and will continue to do so, resulting in potential conflicts of interest. There can be no assurance these conflicts or the unavailability of full-time management will not adversely impact our operations and chances for success.

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

         There is a very limited public market for our common stock. There is a very limited public market for our common stock as trading has been sporadic and of low volume. There is no assurance that there will be any market liquidity or that we can maintain a trading market in the future.

Item 7. Financial Statements

Our financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence immediately following page 27. The financial statements include for this filing two years of balance sheets and three years of statements of operations, cash flows and stockholders' equity since inception of the development stage.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of March 3, 2003:

         Name                     Age       Position
         ----                     ---       --------
         Jerry E. Polis           70        President and Director since 1973
         Phil Carlino             76        Director since 1973
         Eric M. Polis            32        Secretary, Treasurer and Director
                                            since August 2000
         Dawayne R. Jacobs        60        Director since August 2000

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

         Jerry E. Polis has been President and a director since 1973. Since 1963 he has been self-employed primarily in real estate investment, and from 1964 to 2002 he owned and operated Polis Realty. From 1968 to the sale of his ownership in January 1997, he was active as a co-owner of the Taco Bell franchises for the State of Nevada (operated under privately owned Las Cal Corporation). In 1994 he co-founded Commercial Bank of Nevada, an unlisted publicly owned bank located in Las Vegas, Nevada, which was sold through a merger to a NYSE bank group in June 1998. He was a director of Commercial Bank from 1994 and Chairman from May 1996 until its sale. Mr. Polis was a director of ValueStar Corporation, a publicly traded corporation, from July 1995 to November 2000. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

         Phil Carlino has been a Director since 1973 and until August 2000 served as Treasurer. Since 1963 he has served as President of Fremont Coin Company, a wholesale coin business in Las Vegas, Nevada; since 1974 he has been President of Carlino & Carlino, an advertising agency, and since 1958 he has served as President of Carlino Silver Company, which buys and sells gold and silver bullion. Mr. Carlino is also active in Nevada state health agency charities.

         Eric M. Polis has been Secretary of the Company since July 2000. As a Nevada licensed real estate agent, he served as property manager and leasing agent for Polis Realty from 1993 to 2002. Mr. Polis is a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

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

Other Significant Personnel

We utilize the following personnel who are key consulting personnel to our business:

         Dr. Igor Alexeff is past President of the Nuclear and Plasma Sciences Society of the Institute of Electrical and Electronic Engineers ("IEEE") and a past chairman of the Plasma Science and Applications Committee ("PSAC"). He is a Professor Emeritus at the University of Tennessee Electrical and Computer Engineering department. He is a plasma scientist, inventor, publisher and researcher and has led the prototyping work on our plasma antennas and is the inventor of our plasma decontamination and sterilization method.

         Dr. Ted Anderson has a Ph.D in physics from New York University with his education emphasizing electrodynamics, optoelectronics, atomic physics and fluid dynamics. He was formerly a professor at Union College and the Rensselaer Polytechnic Institute. Dr. Anderson has significant antenna experience from his work with the Naval Undersea Warfare Center and Norden Systems. He has developed many of our mathematical models and has published on plasma antenna applications.

These personnel have been engaged pursuant to written agreements, those of which had an original term, such term has expired and the engagement of these consultants is effectively on a month to month basis.

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

It is conceivable that our areas of interest could overlap or conflict with other business interests of our management or our consultants. We believe that our areas of focus, products and technology directions are unique and distinct from other businesses in which our management and consultants may be involved such that no conflict in business lines or loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

During the three years prior to March 2001, none of the officers or directors filed Form 3s, Form 4s or Form 5s as the Company was not an active reporting company. In March 2001 the officers and directors filed initial reports on Form 3.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2002, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Item 10. Executive Compensation

There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the years ended December 31, 2002, 2001 and 2000. No other executive officer's salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2002.

                           Summary Compensation Table

                                                                                              Long Term
                                            Annual Compensation                              Compensation
                                            -------------------                              ------------
                                                                                         Securities Underlying
Name and                        Fiscal                             Other Annual                 Options
Principal Position              Year        Salary        Bonus    Compensation              (# of Shares)
------------------              ----        ------        -----    ------------              -------------
Jerry E. Polis, President        2002       $-0- (1)       $-0-       $  -0-                        -0-
                                 2001       $-0- (1)       $-0-        $200 (1)                 10,000
                                 2000       $-0- (1)       $-0-        $200 (1)                     -0-

(1) Director fees. Mr. Polis received no compensation as an officer of the Company for any period. The Company recorded $20,000 in 2000, $24,000 in 2001 and $24,000 in 2002 as contributed services for Mr. Polis.

Option Grants

There were no grants of stock options in fiscal 2002 to the Named Executive Officer reflected in the Summary Compensation Table shown above. There were no options exercised by the named officer or any other person during 2002.

             Aggregated Option Exercises and Fiscal Year-End Values

                                                       Number of Unexercised          Value of Unexercised
                                                           Options Held At          In-The-Money Options At
                             Shares                       December 31, 2002             December 31,2002(1)
                           Acquired      Value            -----------------             -------------------
       Name              On Exercise    Realized     Exercisable  Unexercisable     Exercisable    Unexercisable
       ----              -----------    --------     -----------  -------------     -----------    -------------
       Jerry E. Polis       -0-          -0-            10,000         -0-             -0-             -0-

    (1) Based on the closing bid price on December 31, 2002 of $0.15 per share.

On August 16, 2000 the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2002 there were 100,000 options granted by the directors, which were documented by agreements provided to optionees in January 2002 pursuant to this plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 3, 2003, the Common Stock ownership of each of our directors and officers, all our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

                  Name and Address                                Amount & Nature
                  of Beneficial                                   of Beneficial                Percent
                  Owner                                           Ownership                    of Class
                  -----                                           ---------                    --------
                  Jerry E. Polis                                     814,911 (1)                 23.8%
                  President and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Phil Carlino,                                       40,000 (3)                  1.2%
                  Director
                  3375 Glen Avenue, Suite 6
                  Las Vegas, Nevada 89121

                  Eric M. Polis                                       60,000 (3)                  1.8%
                  Secretary, Treasurer and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Dawayne R. Jacobs                                  110,000 (2)                  3.2%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Newport Pacific Ltd.                               200,000                      5.9%
                  1005A Lippo Center, Tower 1
                  89 Queensway
                  Hong Kong

                  James A. Barnes                                    428,614 (4)                 12.5%
                  8617 Canyon View Drive
                  Las Vegas, NV 89117

                  All directors and officers as a group            1,024,911                     29.7%
                    (4 persons)

----------------------------
(1) Includes 611,614 shares held by the Polis Family Trust and 63,000 shares by Davric Corporation, a company controlled by Mr. Polis. Also includes currently exercisable options on 10,000 shares of common stock.

(2) Shares held by family trust. Also includes currently exercisable options on 10,000 shares of common stock.

(3) Includes currently exercisable options on 10,000 shares of common stock.

(4) Includes 318,614 shares held by Sunrise Capital, Inc., a company controlled by Mr. Barnes, and 100,000 shares held by a family trust. Also includes currently exercisable options on 10,000 shares of common stock.

See Item 5 above for information regarding our 2000 Equity Incentive Plan.

Item 12. Certain Relationships and Related Transactions

During 2001 Mr. Jerry E. Polis advanced $185,000 to the Company as short-term advances of which $150,000 was repaid. The balance of $35,000 plus accrued interest of $1,407 and an additional cash investment of $50,000 was converted to 172,814 shares of common stock in December 2001.

In January 2002 Mr. Jerry E. Polis purchased 38,800 shares of common stock for $19,400. During 2002 he also advanced the company $75,000 pursuant to 10% demand notes.

We currently share office space with Davric Corporation, an entity controlled by Mr. Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                     Description of Exhibit
------                     ----------------------

3.1* Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on September 1, 2000.

3.2*           Bylaws of the Company.

4.1*           Form of Certificate evidencing common stock of the Company.

10.1*          2000 Equity Incentive Plan ratified by the shareholders on August
               1, 2000.

10.1.1*        Standard  form of stock  option  agreement  under the 2000 Equity
               Incentive Plan.

10.2*          Purchase  Agreement dated August 20, 1999 between the Company and
               Patriot Scientific Corporation.

10.3* Purchase Agreement dated December 29, 2000 between the Company and American Technology Corporation.

10.4**         Patent License  Agreement  effective  January 1, 2003 between the
               Company and Igor Alexeff.  Portions of this exhibit (indicated by
               asterisks)   have  been   omitted   pursuant  to  a  request  for
               confidential  treatment  pursuant to Rule 24b-2 of the Securities
               Exchange Act of 1934.

99.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit incorporated by reference to the exhibit of the same number previously filed by us in our 2000 Annual Report on Form 10-KSB filed on March 23, 2001.

** Exhibit incorporated by reference to the exhibit of the same number previously filed by us on Form 8-K dated February 11, 2003.

--------------------------

 (b) Reports on Form 8-K.

None

Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001, and 2000 and for the period from inception of the development stage on January 1, 1999 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 and for the period from inception of the development stage on January 1, 1999 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and is likely to require additional capital in order to fund the development of its technologies. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
January 31, 2003

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
December 31, 2002 and 2001
                                                                                                2002                2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash  and cash equivalents                                                                    $ 83,926           $ 180,674
Accounts receivable (Note 4)                                                                   187,594              20,352
Note receivable - current (Note 5)                                                               5,255               4,805
                                                                                   ----------------------------------------
Total current assets                                                                           276,775             205,831

Note receivable - less current portion (Note 5)                                                  5,541              10,400
                                                                                   ----------------------------------------

                                                                                             $ 282,316           $ 216,231
                                                                                   ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                              $ 36,807             $ 5,514
Accrued liabilities                                                                             15,032                  --
Related party demand notes payable (Note 8)                                                    225,000                  --
                                                                                   ----------------------------------------
Total current liabilities                                                                      276,839               5,514
                                                                                   ----------------------------------------

Commitments (Note 9 and 13)

Stockholders' Equity (Notes 6 and 7)
Common stock, $.02 par value; 10,000,000 shares authorized,
issued and outstanding 2002, 3,412,522; 2001, 3,307,722                                         68,250              66,154
Additional paid-in capital                                                                   3,415,204           3,340,900
Accumulated deficit                                                                         (3,477,977)         (3,196,337)
                                                                                   ----------------------------------------
                                                                                                 5,477             210,717
                                                                                   ----------------------------------------

                                                                                             $ 282,316           $ 216,231
                                                                                   ========================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2002

                                                                                                            From Inception
                                                                                                            of Development
                                                                                                               Stage on
                                                                                                           January 1, 1999
                                                                                                           to December 31,
                                                    2002                2001                2000                 2002
------------------------------------------------------------------------------------------------------------------------------
Revenues
Research contracts (Note 4)                            $ 375,677            $ 78,026           $ 160,536         $ 614,239

Operating Expenses
Research and development (Note 3)                        441,469             157,709             422,107         1,325,231
Marketing and promotion                                   94,816              60,538              67,585           253,177
General and administrative (Note 11)                     116,097              92,473              62,029           291,040
                                             ------------------------------------------------------------------------------
                                                         652,382             310,720             551,721         1,869,448
                                             ------------------------------------------------------------------------------

Loss from Operations                                    (276,705)           (232,694)           (391,185)       (1,255,209)

Nonoperating Income (Expense)
Interest income                                            1,096               7,518              18,442            34,077
Interest expense (Note 11)                                (6,031)             (7,521)                  -           (15,160)
                                             ------------------------------------------------------------------------------

Net Loss                                              $ (281,640)         $ (232,697)         $ (372,743)     $ (1,236,292)
                                             ==============================================================================

Basic and Diluted Loss per Common Share                  $ (0.08)            $ (0.09)            $ (0.14)
                                             ============================================================

Weighted Average Number of Common
Shares Outstanding                                     3,384,700           2,727,927           2,711,664
                                             ============================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2002

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                     Common Stock                                                        During the
                                                -----------------------     Additional       Accumulated                 Development
                                                 Shares        Amount     Paid-In Capital       Deficit       Total         Stage
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      1,181,664   $ 1,181,664     $ 1,087,861     $ (2,241,685)    $ 27,840   $         -

Sale of stock, net of offering costs of
$15,000 (Note 6)                                1,500,000       300,000         435,000                -      735,000             -

Stock issued for services (Note 6)                 30,000         6,000           9,000               --       15,000            --

Contributed services (Note 6)                          --            --          20,000               --       20,000            --

Net loss                                               --            --              --         (349,212)    (349,212)     (349,212)
                                               -------------------------------------------------------------------------------------

Balance, December 31, 1999                      2,711,664     1,487,664       1,551,861       (2,590,897)     448,628      (349,212)

Contributed services (Note 6)                          --            --          40,000               --       40,000            --

Net loss                                               --            --              --         (372,743)    (372,743)     (372,743)

1 for 10 reverse stock split                           --    (1,433,431)      1,433,431               --           --            --
                                               -------------------------------------------------------------------------------------

Balance, December 31, 2000                      2,711,664        54,233       3,025,292       (2,963,640)     115,885      (721,955)

Contributed services (Note 6)                          --            --          24,000               --       24,000            --

Stock options issued for services (Note 7)             --            --           5,500               --        5,500            --

Related party demand notes
converted to stock
at $0.50 per share (Note 6)                       228,458         4,569         109,660               --      114,229            --

Sale of stock at $0.50 per share (Note 6)         367,600         7,352         176,448               --      183,800            --

Net loss                                               --            --              --         (232,697)    (232,697)     (232,697)
                                               -------------------------------------------------------------------------------------

Balance, December 31, 2001                      3,307,722      $ 66,154     $ 3,340,900     $ (3,196,337)   $ 210,717   $  (954,652)


Contributed services (Note 6)                          --            --          24,000               --       24,000            --

Sale of stock at $0.50 per share (Note 6)          38,800           776          18,624               --       19,400            --

    Stock issued for services at $0.50 per         66,000         1,320          31,680               --       33,000            --
    share (Note 6)
Net loss                                               --            --              --         (281,640)    (281,640)     (281,640)
                                               -------------------------------------------------------------------------------------

Balance, December 31, 2002                      3,412,522      $ 68,250     $ 3,415,204     $ (3,477,977)     $ 5,477   $(1,236,292)
                                               =====================================================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2002

                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                    January 1, 1999
                                                                                                                    to December 31,
                                                                 2002                2001             2000               2002
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                      $ (281,640)         $ (232,697)      $ (372,743)       $ (1,236,292)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services                                              24,000              24,000           40,000             108,000
Common stock and options issued for services                      33,000               5,500               --              53,500
Interest paid in common stock (Note 6)                                --               4,229               --               4,229
Acquired in-process research and development                          --                  --          200,000             450,000
Changes in working capital components:
(Increase) decrease in accounts receivable                      (167,242)             59,952          (80,304)           (187,594)
(Increase) decrease in prepaid expenses                               --              13,045           (4,050)                 --
Increase (decrease) in unearned revenue                               --              (7,870)           7,870                  --
Increase (decrease) in accounts payable                           31,293             (38,016)          36,959              36,807
Increase (decrease) in accrued liabilities                        15,032                                                   15,032
(Decrease) in due to related party                                    --                  --               --              (5,895)
                                                              --------------------------------------------------------------------
Net cash used in operating activities                           (345,557)           (171,857)        (172,268)           (762,213)
                                                              --------------------------------------------------------------------

Cash Flows from Investing Activities
Increase in notes receivable                                          --            (150,000)              --            (150,000)
Payments on note receivable                                        4,409             154,763            3,685             166,543
Purchase of in-process research and development                       --            (100,000)        (100,000)           (450,000)
                                                              --------------------------------------------------------------------
Net cash provided by (used) in investing
activities                                                         4,409             (95,237)         (96,315)           (433,457)
                                                              --------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from related party loans                                225,000             110,000               --             435,000
Net proceeds from sale of common stock                            19,400             183,800               --             838,200
                                                              --------------------------------------------------------------------
Net cash provided by financing activities                        244,400             293,800               --           1,273,200
                                                              --------------------------------------------------------------------

Net increase (decrease) in cash
and cash equivalents                                             (96,748)             26,706         (268,583)             77,530

Cash and cash equivalents, beginning of year                     180,674             153,968          422,551               6,396
                                                              --------------------------------------------------------------------

Cash and cash equivalents, end of year                          $ 83,926           $ 180,674        $ 153,968            $ 83,926
                                                              ====================================================================

Supplemental Cash Flow Information Cash
paid during the year for:
Interest                                                        $     --           $   3,292        $      --

Supplemental Schedule of Noncash Investing and
Financing Activities
Purchased technology financed by seller obligation              $     --           $      --        $ 100,000
Contributed services                                            $ 24,000           $  24,000        $  40,000
Common stock and stock options issued for services              $ 33,000           $   5,500        $      --
Demand notes and accrued interest converted to
common stock                                                    $     --           $ 114,229        $      --

See Notes to Financial Statements.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business

ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 (plasma antenna technology) and December 2000 (plasma sound reduction technology), each in an early stage of development. The Company is engaged in the development and commercialization of the plasma technologies. The Company is also developing a third plasma technology for decontamination and sterilization invented by one of its consultants. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Financial instruments and concentration of credit risk (continued)

The carrying values of financial instruments including cash, accounts and notes receivable, accounts payable, accrued expenses and contract obligation payable approximated fair market value because of the immediate or short-term maturity of these instruments. Management believes the carrying value of the note receivable is not materially different from its fair value.

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

The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation". To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards under the plans consistent with the method

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Stock options (continued)

                                                           2002         2001
                                                        ----------   ----------
Net loss
     As reported                                        $ (281,640)  $ (232,697)
         Deduct total employee stock-based
         compensation expense determined under
         fair value based method for all awards net
         of related tax effects                               --         (5,500)
                                                        ----------   ----------
     Pro forma                                          $ (281,640)  $ (238,197)
                                                        ==========   ==========

Basic and diluted loss per share:
     As reported                                        $    (0.08)  $    (0.09)
                                                        ==========   ==========
     Pro forma                                          $    (0.08)  $    (0.09)
                                                        ==========   ==========

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In June 2001, the FASB finalized FASB Statement No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 was adopted in our fiscal year beginning January 1, 2002. The Company has not entered into any business combinations and has no recorded goodwill or intangible assets and, accordingly, the adoption of this statement did not have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending December 31, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS 144 effective for our financial statements for our fiscal year beginning January 1, 2002. The adoption of this statement did not have a material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS No. 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", rescinds SFAS No. 44 "Accounting for
Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements and, accordingly, the disclosure requirements are set forth in Note 7 in the Stock Option Plan section.

Note 3. Purchase of Technology

Plasma antenna technology

On August 20, 1999 the Company entered into a purchase agreement to acquire plasma antenna technology. This technology purchase included one issued and one pending patent (subsequently issued) and the results of prior research and development by the seller. The cash purchase price of $250,000 was expensed as there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed. Management is unable to determine the fair value of the plasma antenna technology. There is no ready market for the patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exist. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

The Company is also obligated to pay the seller a royalty of 5% of ASI's gross revenues (as defined) from the technology for a period of five years up to a maximum of $250,000 in royalties. There are no minimum royalties.

The plasma antenna technology is still in an early stage of development and there can be no assurance that the planned commercial viability will be achieved. The revenues generated were related to development grants to explore commercial uses of the technology.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Purchase of Technology (continued)

Sound reduction technology

In December 2000, the Company entered into a purchase agreement to acquire sound reduction technology for jet engines. This technology employs techniques to modulate the plasma in a jet engine to reduce noise. This technology purchase included one issued U.S. patent and multiple foreign patent applications and the results of prior research and development by the seller. Of the aggregate cash purchase price of $200,000, a total of $100,000 was paid at closing with the balance due in ten equal monthly installments of $10,000 commencing February 1, 2001. The $200,000 purchase price was expensed as there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed. Management is unable to determine the fair value of the sound reduction technology. There is no ready market for these patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exist. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

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

Note 4. Research Contracts

Government research contracts accounted for 100%, 90% and -0-% of revenues in 2002, 2001 and 2000, respectively. One other customer accounted for 10% of revenues in 2001 and 100% of revenues in 2000.

In January 2000 and August 2000 the Company obtained two fixed fee research contracts as subcontracts with a prime government contractor which funded further development of the Company's technology. The first contract was for an aggregate of $89,710 which was completed in August 2000. In May 2001 the Company obtained a fixed fee government contract for an aggregate of $62,756 to fund further research on the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three-month interim contract continuation for $34,876. Accounts receivable of $20,352 represented $12,952 billed and $7,400 earned and not yet billed at December 31, 2001.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4. Research Contracts (continued)

In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period. The Company also received a Phase I fixed fee government contract for $65,892 to be performed over a 6-month period and this contract was completed in November 2002. On August 1, 2002 the Company was awarded a Phase I fixed fee government contract for $99,333 to be performed over a 12 month period. These government contracts contain certain termination provisions and the Phase II contract requires one additional fiscal year funding allotment. There is no assurance all amounts will be earned and billable. Accounts receivable of $187,594 represents $180,946 billed and earned and $6,648 earned but not yet billed at December 31, 2002.

Subsequent to December 31, 2002, the Company was awarded a Phase I fixed fee government contract for an aggregate of $68,587 to be performed over a six month period commencing January 31, 2003.

Note 5. Note Receivable

The Company has an unsecured note receivable from the prior sale of assets. This 9% note is due in monthly installments of principal and interest of $500 and matures in November 2004.

Note 6. Stockholders' Equity

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at December 31, 2002.

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6. Stockholders' Equity (continued)

During 2002 and 2001, one officer contributed services to the Company without compensation. During 2000 two shareholders, including one officer and director, contributed services to the Company without compensation. These services, valued at $24,000 in 2002 and 2001 and $40,000 in 2000, have been expensed and treated as capital contributions.

In January 2002 one officer and director purchased 38,800 shares of common stock at $0.50 per share for total proceeds of $19,400. In April 2002 the Company issued 66,000 shares of common stock at $0.50 per share for services.

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

During 2001 the Company granted options on 100,000 common shares exercisable at $0.50 per share until November 19, 2006. At December 31, 2002, all 100,000 options are outstanding and exercisable. The Company recorded $5,500 as the fair value of 50,000 options granted to five consultants who are not directors, officers, or employees of the Company for services rendered in 2001. The amount recorded was determined using the fair value method under the Black-Scholes Option-pricing model assuming a 5% risk free interest rate, a 5 year expected life, a volatility rate of 1% and a 0% dividend rate. At the grant date, the fair value per option granted was $.11. There were no options granted during 2002.

At December 31, 2002 and 2001 the options on 100,000 shares were fully vested and had a weighted average life of 3.9 and 4.9 years and a weighted average exercise price of $0.50 per common share.

At December 31, 2002 and 2001, 150,000 options remain available to be granted.

Note 8. Related Party Demand Notes Payable

At December 31, 2002 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes.

Note 9. Commitments

During August 2002 the Company entered into a $102,140 fixed price contract with the University of Mississippi to perform certain contract research on the Company's plasma sound reduction technology. At December 31, 2002 no amounts had been billed and work had not commenced.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10. Income Taxes

Deferred tax assets at December 31, 2002 and 2001 of $337,000 and $248,000, respectively, were a result of net operating loss carryforwards. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because of the uncertain nature of the ultimate realization of tax losses, a complete valuation allowance is recorded against the deferred tax asset arising from net operating losses.

For tax purposes, the Company has loss carryforwards of approximately $963,000 as of December 31, 2002 that expire between December 31, 2010 and December 31, 2022.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations for the years ended December 31, 2002, 2001 and 2000.

                                            2002          2001          2000
                                          --------      --------      ---------
Computed "expected" tax (credit)          $(99,000)     $(81,000)     $(130,000)

Increase (decrease) in income taxes
 resulting from:
 Expiration of loss carryforward             2,000          --
 Increase in valuation allowance            89,000        77,000        130,000
 Other                                       8,000         4,000           --
                                          -------------------------------------
                                          $   --        $   --        $    --
                                          -------------------------------------

Note 11. Related Party Transactions

Commencing in September 1999, the Company began paying a company affiliated with its President an aggregate of $500 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 in 2001 and 2000. This payment was increased to $750 per month in January 2002 and to $1,000 per month beginning July 2002. Such payments aggregated $10,500 in 2002. During 2002, 2001 and 2000, the Company also paid companies affiliated with its President a total of $15,828, $5,148, and $15,283, respectively as reimbursements for travel and related costs.

During 2002 and 2001, the Company incurred interest of $2,022 and $3,292, respectively in connection with short-term loans from related parties.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Ability to Continue as a Going Concern

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional contracts for further development of it technology; however, there can be no assurance that such contracts will be obtained. Consequently, additional capital resources are likely to be required to further develop the Company's technology to the point where it is commercially viable. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. Shortly thereafter, the Company expects to begin licensing its technology, which management believes will generate sufficient revenue to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technology or be able to generate sufficient revenue through the licensing of its technology to provide sufficient working capital.

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

Note 13. Subsequent Event

On January 31, 2003 the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method. This method is the subject of a contract awarded to the Company in August 2002. The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees. The licensor is a consultant to the Company on its plasma technologies.

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

Date:  March 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                       Position                           Date
         ----                       --------                           ----


/s/ JERRY E. POLIS          President                            March 12, 2003
    --------------          and Director
    Jerry E. Polis          (principal executive officer)


/s/ ERIC M. POLIS           Secretary, Treasurer and Director    March 12, 2003
    -------------           (principal financial and
    Eric M. Polis           accounting officer)


/s/ PHIL CARLINO            Director                             March 12, 2003
    ------------
    Phil Carlino


/s/ DAWAYNE R. JACOBS       Director                             March 12, 2003
    -----------------
    Dawayne R. Jacobs

                                 CERTIFICATIONS

Chief Executive Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Jerry E. Polis provides the following certification.

I, Jerry E. Polis, President and Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of ASI Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


                                 /s/ JERRY E. POLIS
                                 ------------------
                                 Jerry E. Polis
                                 President and Chief Executive Officer

Chief Financial Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Eric M. Polis provides the following certification.

I, Eric M. Polis, Treasurer, Secretary and Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of ASI Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


                               /s/ ERIC M. POLIS
                               -----------------
                               Eric M. Polis
                               Treasurer, Secretary and Chief Financial Officer