Form 10QSB
period 2003-03-31
ASI TECHNOLOGY CORP
filed 2003-05-13
CIK 7951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2003

                          Commission File Number 0-6428

                           ASI Technology Corporation
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     88-0105586
            ------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

980 American Pacific Drive, Suite #111                   89014
--------------------------------------                   -----
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
YES    X    NO ___
    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value                                3,412,522
----------------------------                                ---------
        (Class)                                  (Outstanding at April 30, 2003)

Transitional Small Business Disclosure Format (check one):  YES   __   NO X
                                                                          -

                           ASI Technology Corporation
                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of March 31, 2003 and
                 December 31, 2002                                            3

                 Statements of Operations for the three
                 months ended March 31, 2003 and 2002                         4

                 Statements of Cash Flows for the three
                 months ended March 31, 2003 and 2002                         5

                 Notes to Interim Financial Statements                        6

         Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                                10

         Item 3. Controls and Procedures                                     15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           15
         Item 2. Changes in Securities                                       15
         Item 3. Defaults upon Senior Securities                             15
         Item 4. Submission of Matters to a Vote of Security Holders         15
         Item 5. Other Information                                           15
         Item 6. Exhibits and Reports on Form 8-K                            15


         SIGNATURES                                                          16
         CERTIFICATIONS                                                      17
         EXHIBITS                                                            19

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                                      March 31,     December 31,
                                                                                        2003           2002
                                                                                     (unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                                                           $  49,963       $  83,926
 Accounts receivable, including unbilled earnings
  of $12,066 and -0-, respectively                                                     252,761         187,594
 Note receivable - current                                                               5,255           5,255
                                                                                  -----------------------------
        Total     current assets                                                       307,979         276,775

 Note receivable - less current portion                                                  5,541           5,541
                                                                                  -----------------------------

                                                                                     $ 313,520       $ 282,316
                                                                                  =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued liabilities                                            $ 228,260       $  51,839
 Deposit on sale of technology                                                          10,000               -
 Related party demand notes payable                                                    225,000         225,000
                                                                                  -----------------------------
        Total current liabilities                                                      463,260         276,839
                                                                                  -----------------------------



Stockholders' Equity
 Common stock, $.02 par value; 10,000,000 shares authorized,
  3,412,522 shares issued and outstanding each period, respectively                     68,250          68,250
 Additional paid-in capital                                                          3,421,204       3,415,204
 Accumulated deficit                                                                (3,639,194)     (3,477,977)
                                                                                  -----------------------------
                                                                                      (149,740)          5,477
                                                                                  -----------------------------

                                                                                     $ 313,520       $ 282,316
                                                                                  =============================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to March 31, 2003

                                                                                                     From Inception
                                                                                                     of Development
                                                                            Three Months Ended          Stage on
                                                                                 March 31,          January 1, 1999
                                                                -----------------------------------    to March 31,
                                                                          2003              2002           2003
-------------------------------------------------------------------------------------------------------------------
Contract and License Revenues                                         $    5,000         $       -    $      5,000
Operating Expenses
 Research and development                                                 86,875                 -         286,875
 Marketing and promotion                                                   3,000             3,000          55,000
 General and administrative                                               43,049            30,242         334,089
                                                                ---------------------------------------------------
                                                                         132,924            33,242         675,964
                                                                ---------------------------------------------------

Loss from Continuing Operations                                         (127,924)          (33,242)       (670,964)
                                                                ---------------------------------------------------

Loss from Discontinued Operations                                        (27,745)          (59,476)       (739,914)

Nonoperating Income (Expense)
 Interest income                                                               -               333          34,077
 Interest expense                                                         (5,548)                -         (20,708)
                                                                ---------------------------------------------------

Net Loss                                                              $ (161,217)        $ (92,385)   $ (1,397,509)
                                                                ===================================================

Basic and Diluted Loss per Common Share                                  $ (0.05)        $   (0.03)
                                                                ===================================

Weighted Average Number of Common
 Shares Outstanding                                                    3,412,522         3,329,709
                                                                ===================================



See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to March 31, 2003

                                                                                                         From Inception
                                                                                                         of Development
                                                                            Three Months Ended              Stage on
                                                                                 March 31,               January 1, 1999
                                                                      -----------------------------        to March 31,
                                                                          2003              2002              2003
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net loss                                                              $ (161,217)        $(92,385)       $ (1,397,509)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Contributed services                                                      6,000            6,000             114,000
  Common stock and options issued for services                                  -                -              53,500
  Acquired in-process research and development                                  -                -             450,000
  Interest paid in common stock                                                 -                -               4,229
  Changes in working capital components:
  (Increase)  decrease in accounts receivable                             (65,167)           3,585            (252,761)
 Increase in accounts payable and accrued liabilities                     176,421           56,800             228,260
 (Decrease) in due to related party                                             -                -              (5,895)
                                                                      -------------------------------------------------
Net cash used in operating activities                                     (43,963)         (26,000)           (806,176)
                                                                      -------------------------------------------------

Cash Flows from Investing Activities
    Increase in notes receivable                                                -                -            (150,000)
Payments on note receivable                                                     -            1,167             166,543
Deposit received on sale of technology                                     10,000                -              10,000
Purchase of in-process research and development                                 -                -            (450,000)
                                                                      -------------------------------------------------
Net cash provided by (used in)
investing activities                                                       10,000            1,167            (423,457)
                                                                      -------------------------------------------------

Cash Flows from Financing Activities
Proceeds from related party loan                                                -                -             435,000
Net proceeds from sale of common stock                                          -           19,400             838,200
                                                                      -------------------------------------------------
Net cash provided by financing activities                                       -           19,400           1,273,200
                                                                      -------------------------------------------------

Net increase (decrease) in cash                                           (33,963)          (5,433)             43,567

Cash and cash equivalents, beginning of period                             83,926          180,674               6,396
                                                                      -------------------------------------------------

Cash and cash equivalents, end of period                               $   49,963         $175,241        $     49,963
                                                                      =================================================

Supplemental Schedule of Noncash Investing and
Financing Activities
  Contributed services                                                 $    6,000         $  6,000

See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2003


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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and the period from inception of the development stage (January 1, 1999) to March 31, 2003. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2003


3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Unbilled earnings represents amounts earned but not yet billed at March 31, 2003. Costs associated with development contracts are included in research and development. The Company does not anticipate that costs of these contracts will exceed revenues.

In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period and a 6 month Phase I fixed fee government contract for $65,892 completed in November 2002. On August 1, 2002 the Company was awarded a Phase I fixed fee government contract for $99,333 to be performed over a 12 month period. In January 2003 the Company was awarded a Phase I fixed fee government contract for an aggregate of $68,587 to be performed over a six month period. These government contracts contain certain termination provisions. There is no assurance all amounts will be earned and billable. Accounts receivable of $252,761 represents $240,695 billed and earned and $12,066 earned but not yet billed at March 31, 2003.

4. RELATED PARTY DEMAND NOTES

At March 31, 2003 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes.

5. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2003 and 2002, one officer contributed services to the Company without compensation. These services, valued at $6,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At March 31, 2003 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first three months of 2003 and at March 31, 2003, 150,000 shares remain available for future option grants.

6. SALE AND LICENSE OF TECHNOLOGY

On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's gas plasma antenna technology. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (or June 17, 2003). The Company will be responsible for the performance of its obligations under the contracts until they are assigned to Markland and pay Markland all of its revenues from the contracts billed for periods after April 1, 2003. Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing, pay the costs related thereto and pay the Company a fee of $2,500 per month for administrative support.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2003

6. SALE AND LICENSE OF TECHNOLOGY (Continued)

In consideration for the sale of the Company's plasma antenna technology, Markland is required to pay the Company $150,000 in cash, of which a nonrefundable amount of $10,000 was paid on execution of the Agreement and an additional $10,000 is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, Markland is required to issue to the Company on closing a number of shares of Markland's common stock equal to the quotient obtained by dividing the sum of $850,000 by 85% of the average market price per share of Markland's common stock during the 20 trading days immediately prior to closing. The Company may be entitled to receive additional shares of Markland common stock in certain circumstances if Markland effects a reverse split of its outstanding stock within 18 months after the closing date or if a registration statement for the shares is delayed.

Delmar Kintner, who has been a part-time plasma technology marketing consultant to the Company since 1999, was appointed CEO and a director of Markland in December 2002. There can be no assurance the transaction will close and the Company has recorded amounts received as unearned until the sale is complete.

Also in connection with the Agreement, the Company and Markland entered into a sublicense agreement pursuant to which the Company has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. The Company is recognizing minimum license fees of $5,000 per month ratably over the initial 24 months of the sublicense.

The sale of the plasma antenna technology and existing government contracts along with the licensing to Markland of the government rights to the plasma sterilization and decontamination technology is expected to result in the discontinuation of government contracting business by the Company. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item are as follows:

                                           Discontinued Operations
                                     ------------------------------------------

                                                                From Inception
                                                                of Development
                                         Three Months Ended        Stage on
                                             March 31,         January 1, 1999
                                     -------------------------   to March 31,
                                        2003            2002         2003
                                     ------------------------------------------


Contract revenues                     $101,000       $ 27,475       $  715,239

Research and development                82,369         68,299        1,207,600
Marketing and promotion                 46,376         18,652          247,553

                                     ------------------------------------------
                                       128,745         86,951        1,455,153
                                     ------------------------------------------

Loss from discontinued operations     $(27,745)      $(59,476)      $ (739,914)
                                     ==========================================

7. INCOME TAXES

At March 31, 2003 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $963,000 which expire between 2010 and 2022 which may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

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

In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period and a 6 month Phase I fixed fee government contract for $65,892 completed in November 2002. On August 1, 2002 we were awarded a Phase I fixed fee government contract for $99,333 to be performed over a 12 month period. In January 2003 we were awarded a Phase I fixed fee government contract for an aggregate of $68,587 to be performed over a six month period. We have applied for additional government contracts, which if awarded would be assigned to Markland. There can be no assurance we will complete existing contracts or be awarded any future contracts.

In August 2002 we began developing our plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed this technology in January 2003. In March 2003 we granted our first sublicense to Markland for the use of the technology to develop and sell products to certain government, military and homeland security customers in the United States and Canada.

In March 2003 we entered into an agreement to sell our patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our gas plasma antenna technology (see footnote 6 above for a description of the transaction). Commencing April 1, 2003 all contract revenues and costs will be the responsibility of the buyer and we will retain a monthly administration fee of $2,500. There can be no assurance the transaction will close and amounts received are being recorded as unearned deposits until the sale is complete.

During the quarter ended March 31, 2003 the University of Mississippi engaged in an initial study of our plasma jet engine noise reduction technology and we expect to receive results and develop a plan for future activities in our second quarter.

If the sale of our plasma antenna technology is completed, we intend to focus our efforts on developing our plasma jet engine noise reduction technology and our plasma technology for sterilization and decontamination focusing on commercial applications. We also intend to continue to identify other technologies for acquisition, licensing or development.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first three months of 2003.

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

We  do  not  have  off-balance   sheet   arrangements,   financings,   or  other
relationships with unconsolidated entities or other persons, also known as "variable interest entities" (VIEs).

New Accounting Pronouncements and Issues

In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement on Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 was adopted in our fiscal year beginning January 1, 2002. The Company has not entered into any business combinations and has no recorded goodwill or intangible assets and, accordingly, the adoption of this statement did not have a material effect on the Company's financial statements.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS No. 144 effective for our financial statements for our fiscal year beginning January 1, 2002. The adoption of this statement did not have a material impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," rescinds SFAS No. 44, "Accounting for
Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements

Results of Operations

The Company has segregated continuing operations from discontinued operations for the periods presented and discontinued operations have been presented as a single line item as discussed in Note 6 above. The following discussion of operations includes a discussion of combined continued and discontinued operations. The Company anticipates a substantial reduction in revenues, research and development costs and marketing and promotion costs in future periods assuming the sale of the government contracting business is completed as planned.

Revenues

Revenues for the first three months of 2003 were $106,000 consisting of $101,000 of government contract revenue and $5,000 of licensing revenue. This included $48,749 recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002, $30,251 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002 and $22,000 recognized on a U.S. Navy Phase I six-month contract awarded in January 2003. Revenues for the first three months of 2002 consisted of $27,475 of contract revenue. The increase in revenues in the current period is due to additional new contracts. Our revenues are subject to significant variability due to the nature of contract research work.

Although we have applied for additional government and sponsored work for 2003 (which would be assigned to Markland if the plasma antenna sale is completed), there can be no assurance of any additional contract revenues in future periods. Certain provisions of our government contracts provide for early termination with or without cause. If the sale of our plasma antenna technology is completed and our contracts are assigned to Markland, then we expect a significant reduction in revenues and operating costs in future periods.

Research and Development

Research and development costs in the first three months of 2003 totaled $169,544 which included $75,000 of company sponsored research on our plasma noise reduction technology. We expended $25,000 on company sponsored research in the first three months of 2002. Total research and development costs were $68,299 in the comparable first three months of 2002. In the first three months of 2003 we recognized $65,641 of technical personnel costs which was more than the $24,450 in the first three months of 2002 due to increased work on new contracts. We recognized $10,551 of subcontract costs in the first three months of 2003.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $4,104 of patent costs in the first three months of 2003 compared to $14,349 of patent costs in the first three months of 2002. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts. We also incurred $11,875 of license fees on our plasma decontamination and sterilization technology in the first quarter.

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

Marketing and Promotion Costs

Marketing and promotion costs in the first three months of 2003 were $49,376 which was an increase from the $21,652 incurred in the first three months of 2002. These costs include $20,073 of travel and $23,590 of personnel costs related to visits with prospective development sponsors and working on new contracts. Marketing and promotion costs included $3,000 of contributed services in the first three months of 2003 and 2002. The increase resulted from increased travel to government trade shows and visits to prospective customers.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective sponsors and customers.

General and Administrative Costs

General and administrative costs in the first three months of 2003 were $43,049, an increase of $12,807 from the $30,242 reported for the first three months of 2002. These costs in the first three months of 2003 consisted primarily of legal and accounting fees of $24,756, personnel costs of $6,000, $3,000 in contributed services, $5,690 of shareholder related costs and $3,000 of rent and administrative expenses paid to a company affiliated with our President. The increase resulted primarly from the personnel costs of $6,000 incurred this period and the shareholders costs related to press releases due to the status of the company as a publicly traded entity in the 2003.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net loss from continuing operations of $127,924 and a net loss from discontinued operations of $27,745 along with interest expense of $5,548 for an aggregate net loss of $161,217 in the first three months ended March 31, 2003. This was an increase from the net loss of $92,385 in the first three months of 2002. The first quarter loss in 2003 included $75,000 of company sponsored research on continued operations. We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to March 31, 2003 was $1,397,509 and consisted of the losses for 1999, 2000, 2001, 2002 and the first three months of 2003.

Liquidity and Capital Resources

As of March 31, 2003 and December 31, 2002 we had cash of $49,963 and $83,926, respectively. Net cash used in operating activities was $43,963 during the three months ended March 31, 2003 consisting primarily of a $161,217 net loss reduced by noncash costs of $6,000, reduced also by a $176,421 increase in accounts payable and accrued liabilities and increased by a $65,167 increase in accounts receivable and unbilled earnings. The net cash used in operating activities in the first three months of 2002 was $26,000.

Our principal source of liquidity at March 31, 2003 consisted of cash of $49,963 and accounts receivable of $252,761. Other than anticipated future revenues from our outstanding contracts and license agreements or from the sale of our plasma antenna technology, we have no other unused sources of liquidity at this time.

At March 31, 2003 we had no outstanding commitments for capital expenditures. We are committed to an additional $28,140 of company sponsored research costs expected to be incurred in the second quarter. The Phase II contract awarded in April 2002 includes approximately $119,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract, the Phase I contract awarded in August 2002 includes approximately $25,800 in additional future subcontract costs and the Phase I contract awarded in January 2003 includes approximately $13,000 in additional future subcontract costs. These contracts and the related subcontract costs will be responsibility of Markland if the sale of the plasma antenna technology is completed.

Based on current expectations and business conditions and assuming the sale of our plasma antenna technology is completed we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from licensing or from other sources.

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future on our existing technologies or new technologies. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

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

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -

                  99.1     Section 906 Certification

        (b) Reports on Form 8-K - None

                  On February 11, 2003 the Company filed a Form 8-K reporting one item 5 disclosure. On March 25, 2003 the Company filed a Form 8-K reporting one item 2 disclosure.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ASI Technology Corporation


Date: May 13, 2003      By:  /s/ ERIC M. POLIS
                            ------------------
                            Eric M. Polis
                            Secretary and Treasurer
                            (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

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

Date:  May 13, 2003

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

Date:  May 13, 2003

                                /s/ ERIC M. POLIS
                                -----------------
                                Eric M. Polis
                                Treasurer, Secretary and Chief Financial Officer