Form 10QSB
period 2003-06-30
ASI TECHNOLOGY CORP
filed 2003-08-08
CIK 7951

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

                    For quarterly period ended June 30, 2003
                                               -------------

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
YES  X    NO
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


    Common Stock, $.02 par value                         3,412,522
    ----------------------------                         ---------
             (Class)                            (Outstanding at July 31, 2003)

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                               -----    -----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ASI Technology Corporation
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of June 30, 2003 and
                 December 31, 2002                                            3

                 Statements of Operations for the three and six
                 months ended June 30, 2003 and 2002                          4

                 Statements of Cash Flows for the six
                 months ended June 30, 2003 and 2002                          5

                 Notes to Interim Financial Statements                        6

        Item 2.  Management's Discussion and Analysis or Plan
                    of Operation                                              10

        Item 3.  Controls and Procedures                                      15

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            15
        Item 2.  Changes in Securities                                        15
        Item 3.  Defaults upon Senior Securities                              15
        Item 4.  Submission of Matters to a Vote of Security Holders          15
        Item 5.  Other Information                                            15
        Item 6.  Exhibits and Reports on Form 8-K                             16


        SIGNATURES                                                            16
        EXHIBITS                                                              17

Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                           June 30,     December 31,
                                                                             2003           2002
                                                                         (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                             $   131,498     $    83,926
  Accounts receivable, including unbilled earnings
    of $9,000 and -0-, respectively                                          107,878         187,594
  Note receivable - current                                                    5,300           5,255
                                                                         -----------     -----------
    Total current assets                                                     244,676         276,775

  Note receivable - less current portion                                       3,382           5,541
                                                                         -----------     -----------

                                                                         $   248,058     $   282,316
                                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable and accrued liabilities                               $   131,135     $    51,839
  Deposit on sale of technology                                               70,000              --
  Related party demand notes payable                                         225,000         225,000
                                                                         -----------     -----------
    Total current liabilities                                                426,135         276,839
                                                                         -----------     -----------



Stockholders' Equity (Deficit)
  Common stock, $.02 par value; 10,000,000 shares authorized,
    3,412,522 shares issued and outstanding each period, respectively         68,250          68,250
  Additional paid-in capital                                               3,427,204       3,415,204
  Accumulated deficit                                                     (3,673,531)     (3,477,977)
                                                                         -----------     -----------
                                                                            (178,077)          5,477
                                                                         -----------     -----------

                                                                         $   248,058     $   282,316
                                                                         ===========     ===========

See Notes to Interim Financial Statements

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to June 30, 2003

                                                                                                                      From Inception
                                                                                                                      of Development
                                                      Three Months Ended                 Six Months Ended                Stage on
                                                           June 30,                          June 30,                January 1, 1999
                                                -----------------------------------------------------------------        to June 30,
                                                    2003              2002             2003              2002              2003
-----------------------------------------------------------------------------------------------------------------------------------
Contract and License Revenues                   $    15,000       $        --       $    20,000       $        --       $    20,000
Operating Expenses
  License fees paid                                   5,625                              17,500                              17,500
  Research and development                               --                --            75,000                --           275,000
  Marketing and promotion                            11,472             3,000            14,472             6,000            66,472
  General and administrative                         30,104            55,129            73,153            85,371           364,193
                                                -----------       -----------       -----------       -----------       -----------
                                                     47,201            58,129           180,125            91,371           723,165
                                                -----------       -----------       -----------       -----------       -----------

Loss from Continuing Operations                     (32,201)          (58,129)         (160,125)          (91,371)         (703,165)
                                                -----------       -----------       -----------       -----------       -----------

Income (Loss) from Discontinued Operations            3,088           (59,187)          (24,657)         (118,663)         (736,826)

Nonoperating Income (Expense)
  Interest income                                       386               310               386               643            34,463
  Interest expense                                   (5,610)               --           (11,158)               --           (26,318)
                                                -----------       -----------       -----------       -----------       -----------

Net Loss                                        $   (34,337)      $  (117,006)      $  (195,554)      $  (209,391)      $(1,431,846)
                                                ===========       ===========       ===========       ===========       ===========

Basic and Diluted Loss per Common Share         $     (0.01)      $     (0.03)      $     (0.06)      $     (0.06)
                                                ===========       ===========       ===========       ===========

Weighted Average Number of Common
  Shares Outstanding                              3,412,522         3,394,390         3,412,522         3,362,228
                                                ===========       ===========       ===========       ===========


See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to June 30, 2003

                                                                                                  From Inception
                                                                                                  of Development
                                                                         Six Months Ended            Stage on
                                                                             June 30,             January 1, 1999
                                                                -------------------------------      to June 30,
                                                                      2003              2002            2003
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                                      $  (195,554)      $  (209,391)      $(1,431,846)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Contributed services                                             12,000            12,000           120,000
    Common stock and options issued for services                         --            33,000            53,500
    Acquired in-process research and development                         --                --           450,000
    Interest paid in common stock                                        --                --             4,229
    Changes in working capital components:
      (Increase)  decrease in accounts receivable                    79,716           (93,014)         (107,878)
      Increase in accounts payable and accrued liabilities           79,296           101,161           131,135
      (Decrease) in due to related party                                 --                --            (5,895)
                                                                -----------      ------------       -----------
         Net cash used in operating activities                      (24,542)         (156,244)         (786,755)
                                                                -----------      ------------       -----------


Cash Flows from Investing Activities
  Increase in notes receivable                                           --                --          (150,000)
  Payments on note receivable                                         2,114             2,360           168,657
  Deposit received on sale of technology                             70,000                --            70,000
  Purchase of in-process research and development                        --                --          (450,000)
                                                                -----------      ------------       -----------
        Net cash provided by (used in)
          investing activities                                       72,114             2,360          (361,343)
                                                                -----------      ------------       -----------

Cash Flows from Financing Activities
  Proceeds from related party loan                                       --                --           435,000
  Net proceeds from sale of common stock                                 --            19,400           838,200
                                                                -----------      ------------       -----------
        Net cash provided by financing activities                        --            19,400         1,273,200
                                                                -----------      ------------       -----------

        Net increase (decrease) in cash                              47,572          (134,484)          125,102

Cash and cash equivalents, beginning of period                       83,926           180,674             6,396
                                                                -----------      ------------       -----------

Cash and cash equivalents, end of period                        $   131,498       $    46,190       $   131,498
                                                                ===========      ============       ===========

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Contributed services                                        $    12,000       $    12,000


See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2003


1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired two plasma technologies in August 1999 (plasma antenna technology) and December 2000 (plasma sound reduction technology), each in an early stage of development. The Company has been engaged in the development and commercialization of the plasma technologies. The Company is also developing a third plasma technology for decontamination and sterilization invented by one of its consultants. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. The deficit incurred during the development stage represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and the period from inception of the development stage (January 1, 1999) to June 30, 2003. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional licensing revenues from its decontamination and sterilization technology; however, there can be no assurance of future revenues. Consequently, additional capital resources are likely to be required to further develop and market the Company's technologies. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient revenue through licensing to provide sufficient working capital.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2003


3. DEVELOPMENT CONTRACTS

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Unbilled earnings represents amounts earned but not yet billed at June 30, 2003. Costs associated with development contracts are included in research and development. The Company does not anticipate that costs of these contracts will exceed revenues.

In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period and a 6 month Phase I fixed fee government contract for $65,892 completed in November 2002. On August 1, 2002 the Company was awarded a Phase I fixed fee government contract for $99,333 to be performed over a 12 month period. In January 2003 the Company was awarded a Phase I fixed fee government contract for an aggregate of $68,587 to be performed over a six month period. These government contracts contain certain termination provisions. There is no assurance all amounts will be earned and billable. Accounts receivable of $107,878 represents $98,878 billed and earned and $9,000 earned but not yet billed at June 30, 2003.

4. RELATED PARTY DEMAND NOTES

At June 30, 2003 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes.

5. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2003 and 2002, one officer contributed services to the Company without compensation. These services, valued at $12,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At March 31, 2003 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first six months of 2003 and at June 30, 2003, 150,000 shares remain available for future option grants.

6. SALE AND LICENSE OF TECHNOLOGY

On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's gas plasma antenna technology. The closing of the transaction was scheduled to occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (or June 17, 2003). At the date of this report, the assignment of the contracts had not been completed and the parties had not executed final closing documents.

The Company is responsible for the performance of its obligations under the contracts until they are assigned to Markland and is paying Markland all of its revenues from the contracts billed for periods after April 1, 2003. Markland has agreed to use its best efforts to manage and administer the contracts during the period prior to closing, pay the costs related thereto and pay the Company a fee of $2,500 per month for administrative support. At June 30, 2003 the Company accrued $12,278 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $7,500.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2003

6. SALE AND LICENSE OF TECHNOLOGY (Continued)

In consideration for the sale of the Company's plasma antenna technology, Markland is required to pay the Company $150,000 in cash, of which a nonrefundable amount of $70,000 had been paid through June 30, 2003 and an additional $30,000 in July 2003. The balance is due on or before closing. In addition to the cash payment, Markland is required to issue to the Company on closing a number of shares of Markland's common stock equal to the quotient obtained by dividing the sum of $850,000 by 85% of the average market price per share of Markland's common stock during the 20 trading days immediately prior to closing. The Company may be entitled to receive additional shares of Markland common stock in certain circumstances if Markland effects a reverse split of its outstanding stock within 18 months after the closing date or if a registration statement for the shares is delayed.

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

The sale of the plasma antenna technology and existing government contracts along with the licensing to Markland of the government rights to the plasma sterilization and decontamination technology is expected to result in the discontinuation of government contracting business by the Company. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the six months ended June 30, 2003 and 2002 and from inception of the development stage on January 1, 1999 to June 30, 2003 are as follows:


                                                                 From Inception
                                                                 of Development
                                           Six Months Ended         Stage on
                                               June 30,          January 1, 1999
                                   ----------------------------     to June 30,
                                         2003           2002           2003
                                    -----------     -----------    ------------
Contract revenues                   $   231,131     $   124,074    $   845,370

Research and development                205,935         196,054      1,331,166
Marketing and promotion                  49,853          46,683        251,030

                                    -----------     -----------    -----------
                                        255,788         242,737      1,582,196
                                    -----------     -----------    -----------

Loss from discontinued operations   $   (24,657)    $  (118,663)   $  (736,826)
                                    ===========     ===========    ===========

7. INCOME TAXES
At June 30, 2003 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $963,000 that expire between 2010 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

In March 2003 we entered into an agreement to sell our patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our gas plasma antenna technology (see footnote 6 above for a description of the transaction). Commencing April 1, 2003 all contract revenues and costs have been the responsibility of the buyer and we earn a monthly administration fee of $2,500. There can be no assurance the transaction will close and amounts received are being recorded as unearned deposits until the sale is complete.

During the six months ended June 30, 2003 the University of Mississippi engaged in an initial study of our plasma jet engine noise reduction technology and we expect to receive results and develop a plan for future activities in our third quarter.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first six months of 2003.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending December 31, 2003. The adoption of this statement has not had a material impact on the Company's financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," rescinds SFAS No. 44, "Accounting for
Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for our financial statements for our fiscal year beginning January 1, 2003. The adoption of this statement has not had a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement has not had a material impact on the Company's financial statements.

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

Revenues

Revenues  from  continuing  operations  for the  first  six  months of 2003 were
$20,000 consisting of pre-commercialization licensing revenue on the decontamination and sterilization technology. The company incurred $17,500 of license fees for this technology during the period. This licensing revenue was $15,000 for the three months ended June 30, 2003. There were no continuing operation revenues for the comparable periods in 2002.

Contract revenues included in discontinued operations for the six months ended June 30, 2003 were $231,131. This included $116,612 recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002, $52,018 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002 and $55,000 recognized on a U.S. Navy Phase I six-month contract awarded in January 2003. Revenues for the first six months of 2002 consisted of $124,074 of revenue from government contracts. The increase in revenues in the current period is due to additional new contracts. Contract revenues are subject to significant variability due to the nature of contract research work.

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

Research and Development

Research and development costs from continuing operations in the first six months of 2003 totaled $75,000 of company sponsored research on our plasma noise reduction technology. We incurred no research and development costs from continuing operations in the second quarter of 2003 or in the comparable periods of 2002.

Total research and development costs from discontinued operations were $205,935 for the first six months of 2003 and $196,054 for the comparable first six months of 2002. In the first six months of 2003 this included $118,212 of technical personnel costs, $47,984 more than the $70,228 in the first six months of 2002 due to increased work on new contracts. We recognized $56,335 of subcontract costs in the first six months of 2003.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $9,268 of patent costs in the first six months of 2003 compared to $24,349 of patent costs in the first six months of 2002. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts. We also incurred $12,278 in the second quarter of 2003 for the management of these contracts.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs for continuing operations in the first six months of 2003 were $14,472, an increase from the $6,000 incurred in the first six months of 2002. These costs include $8,472 of travel in 2003 and $6,000 of contributed services in each of the first six months of 2003 and 2002. Marketing and promotion costs for continuing operations in the second quarter of 2003 were $11,472.

Marketing and promotion costs included in discontinued operations were $49,853 for the six months ended June 30, 2003 comparable to the $46,683 incurred for the same period of 2002. These costs in 2003 included $28,470 of consulting costs with the balance consisting primarily of travel costs to prospective customers.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs

General and administrative costs in the first six months of 2003 were $73,153, a decrease of $12,218 from the $85,371 reported for the first six months of 2002. These costs in 2003 consisted primarily of legal and accounting fees of $41,460, personnel costs of $12,000, $6,000 in contributed services, $4,931 of shareholder related costs and $8,000 of rent and administrative expenses paid to a company affiliated with our President. The decrease resulted primarily from $33,000 of non-cash services expensed in 2002.

General and administrative costs in the second three months of 2003 were $30,104 compared to $55,129 in the comparable three months in 2002 that included $33,000 of non-cash services.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net loss from continuing operations of $160,125 and a net loss from discontinued operations of $24,657 along with interest expense of $11,158 for an aggregate net loss of $195,554 in the first six months ended June 30, 2003. This was an increase from the net loss of $209,391 in the first six months of 2002. We had a net loss of

$32,201 from continuing operations in the second quarter and income of $3,088 from discontinued operations. The first quarter in 2003 loss was larger as it included $75,000 of company sponsored research on continued operations. We anticipate continued losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to June 30, 2003 was $1,431,846 and consisted of the losses for 1999, 2000, 2001, 2002 and the first six months of 2003.

Liquidity and Capital Resources

As of June 30, 2003 and December 31, 2002 we had cash of $131,498 and $83,926, respectively. Net cash used in operating activities was $24,542 during the six months ended June 30, 2003 consisting primarily of a $195,554 net loss reduced by noncash costs of $12,000, reduced also by a $79,296 increase in accounts payable and accrued liabilities and reduced by a $79,716 decrease in accounts receivable and unbilled earnings. The net cash used in operating activities in the first six months of 2002 was $156,244.

Our principal source of liquidity at June 30, 2003 consisted of cash of $131,498 and accounts receivable and unbilled earnings of $107,878. Other than anticipated future revenues from license agreements or from the sale of our plasma antenna technology, we have no other unused sources of liquidity at this time.

At June 30, 2003 we had no outstanding commitments for capital expenditures. We are committed to an additional $28,140 of company sponsored research costs expected to be incurred in the third quarter. The Phase II contract awarded in April 2002 includes approximately $110,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract and the Phase I contract awarded in August 2002 includes approximately $13,000 in additional future subcontract costs. These contracts and the related subcontract costs will be the responsibility of Markland if the sale of the plasma antenna technology is completed.

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

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. Management believes that if the research and marketing expenditures are reduced, there are sufficient resources to cover the remaining administrative expenses of the Company. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future on our existing technologies or new technologies. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

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

Item 2. Changes in Securities and Use of Proceeds
        None
Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None


Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits -

             31.1   Certification  of the Chief  Executive  Officer  pursuant to
                    Section  302 of the  Sarbanes-Oxley  Act of 2002,  18 U.S.C.
                    Section 1350.

             31.2   Certification  of the Chief  Financial  Officer  pursuant to
                    Section  302 of the  Sarbanes-Oxley  Act of 2002,  18 U.S.C.
                    Section 1350.

             32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASI Technology Corporation


Date: August 8, 2003               By:    /s/ ERIC M. POLIS
                                          --------------------------------------
                                          Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)