Form 10QSB
period 2003-09-30
ASI TECHNOLOGY CORP
filed 2003-11-12
CIK 7951

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

                  For quarterly period ended September 30, 2003

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
YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 par value                           3,412,522
    ----------------------------                           ---------
              (Class)                         (Outstanding at November 7, 2003)

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of September 30, 2003 and
                 December 31, 2002                                            3

                 Statements of Operations for the three and nine
                 months ended September 30, 2003 and 2002                     4

                 Statements of Cash Flows for the nine
                 months ended September 30, 2003 and 2002                     5

                 Notes to Interim Financial Statements                        6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                             10

         Item 3. Controls and Procedures                                     15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           16
         Item 2. Changes in Securities                                       16
         Item 3. Defaults upon Senior Securities                             16
         Item 4. Submission of Matters to a Vote of Security Holders         16
         Item 5. Other Information                                           16
         Item 6. Exhibits and Reports on Form 8-K                            16

         SIGNATURES                                                          16
         EXHIBITS                                                            17

Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

                                                                         September 30,         December 31,
                                                                             2003                  2002
                                                                         (unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                            $   203,530             $    83,926
  Accounts receivable                                                        82,016                 187,594
  Note receivable - current                                                   5,345                   5,255
                                                                        -----------------------------------
    Total current assets                                                    290,891                 276,775

  Note receivable - less current portion                                      2,026                   5,541
  Investment securities                                                     799,000                      --
                                                                        -----------------------------------

                                                                        $ 1,091,917             $   282,316
                                                                        ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable and accrued liabilities                              $   143,452             $    51,839
  Related party demand notes payable                                        225,000                 225,000
                                                                        -----------------------------------
    Total current liabilities                                               368,452                 276,839
                                                                        -----------------------------------

Stockholders' Equity (Deficit)
  Common stock, $.02 par value; 10,000,000 shares authorized,
    3,412,522 shares issued and outstanding each period, respectively        68,250                  68,250
  Additional paid-in capital                                              3,433,204               3,415,204
  Accumulated deficit                                                    (2,777,989)             (3,477,977)
                                                                        -----------------------------------
                                                                            723,465                   5,477
                                                                        -----------------------------------

                                                                        $ 1,091,917             $   282,316
                                                                        ===================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Nine Months Ended September 30, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2003

                                                                                                                   From Inception
                                                                                                                   of Development
                                                             Three Months Ended            Nine Months Ended          Stage on
                                                                September 30,                September 30,         January 1, 1999
                                                         --------------------------------------------------------  to September 30,
                                                             2003          2002           2003           2002           2003
-----------------------------------------------------------------------------------------------------------------------------------
Contract and License Revenues                            $        --    $        --    $    20,000    $        --    $    20,000
Operating Expenses
  License fees paid                                               --         17,500         17,500
  Research and development                                    28,140             --        103,140             --        303,140
  Marketing and promotion                                      3,656          3,000         18,128          9,000         70,128
  General and administrative                                  12,802         20,303         85,955        105,674        376,995
                                                         --------------------------------------------------------------------------
                                                              44,598         23,303        224,723        114,674        767,763
                                                         --------------------------------------------------------------------------

Loss from Continuing Operations                              (44,598)       (23,303)      (204,723)      (114,674)      (747,763)
                                                         --------------------------------------------------------------------------

Income (Loss) from Discontinued Operations                   945,622        (34,194)       920,965       (152,857)       208,796

Nonoperating Income (Expense)
  Interest income                                                189            191            575            834         34,652
  Interest expense                                            (5,671)          (930)       (16,829)          (930)       (31,989)
                                                         --------------------------------------------------------------------------

Net Income (Loss) Before Taxes                           $   895,542    $   (58,236)   $   699,988    $  (267,627)   $  (536,304)
Income Taxes                                             $        --    $        --    $        --    $        --    $        --
                                                         --------------------------------------------------------------------------
Net Income (Loss)                                        $   895,542    $   (58,236)   $   699,988    $  (267,627)   $  (536,304)
                                                         =========================================================

Basic and Diluted Income (Loss) per Common Share         $      0.26    $     (0.02)   $      0.21    $     (0.08)
                                                         =========================================================

Weighted Average Number of Common
  Shares Outstanding                                       3,412,522      3,412,522      3,412,522      3,375,707
                                                         =========================================================

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2003

                                                                                                          From Inception
                                                                                                          of Development
                                                                            Nine Months Ended                 Stage on
                                                                               September 30,              January 1, 1999
                                                                     -------------------------------      to September 30,
                                                                        2003                2002                2003
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                  $   699,988         $  (267,627)        $  (536,304)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Gain from antenna business sale                                     (940,000)           (940,000)
    Contributed services                                                  18,000              18,000             126,000
    Common stock and options issued for services                              --              33,000              53,500
    Acquired in-process research and development                              --                  --             450,000
    Interest paid in common stock                                             --                  --               4,229
    Changes in working capital components:
      (Increase)  decrease in accounts receivable                        105,578            (201,800)            (82,016)
      Increase in accounts payable and accrued liabilities                91,613             136,623             143,452
      (Decrease) in due to related party                                      --                  --              (5,895)
                                                                     -----------------------------------------------------
        Net cash used in
          operating activities                                           (24,821)           (281,804)           (787,034)
                                                                     -----------------------------------------------------

Cash Flows from Investing Activities
  Increase in notes receivable                                                --                  --            (150,000)
  Payments on note receivable                                              3,425               3,170             169,968
  Cash portion of antenna business gain                                  141,000                  --             141,000
  Purchase of in-process research and development                             --                  --            (450,000)
                                                                     -----------------------------------------------------
        Net cash provided by (used in)
          investing activities                                           144,425               3,170            (289,032)
                                                                     -----------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from related party loan                                            --             105,000             435,000
  Net proceeds from sale of common stock                                      --              19,400             838,200
                                                                     -----------------------------------------------------
        Net cash provided by financing activities                             --             124,400           1,273,200
                                                                     -----------------------------------------------------

        Net increase (decrease) in cash                                  119,604            (154,234)            197,134

Cash and cash equivalents, beginning of period                            83,926             180,674               6,396
                                                                     -----------------------------------------------------

Cash and cash equivalents, end of period                             $   203,530         $    26,440         $   203,530
                                                                     =====================================================

Supplemental Schedule of Noncash Investing and
  Financing Activities
    Contributed services                                             $    18,000         $    18,000
    Common stock issued for services                                 $        --         $    33,000
    Stock received as technology sale proceeds                       $   799,000         $        --

See Notes to Interim Financial Statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2003

1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired plasma antenna technology (August 1999), plasma sound reduction technology (December
2000) and licensed plasma technology for decontamination and sterilization invented by one of its consultants (January 2003). Each plasma technology is in an early stage of development. The Company has been engaged in the development and commercialization of the plasma technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. In September 2003 the Company completed the sale of its plasma antenna technology and related government contracts. The deficit incurred during the development stage represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and the period from inception of the development stage (January 1, 1999) to September 30, 2003. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional licensing revenues from its decontamination and sterilization technology and its plasma sound reduction technology; however, there can be no assurance of future revenues. Consequently, additional capital resources are likely to be required to further develop and market the Company's technologies. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient revenue through licensing to provide sufficient working capital.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2003

3. INVESTMENT SECURITIES

The Company holds 266,333 (post reverse split) restricted common shares of Markland Technologies, Inc. a public company traded over the counter. These shares are carried at cost. The Company may be entitled to receive additional shares of Markland common stock in certain circumstances based on trading results after Markland's October 27, 2003 1 for 60 reverse split of its outstanding stock or if registration of the shares is delayed beyond February 2004. Markland's shares are volatile and thinly traded. The shares may not be sold in the over the counter market until September 2004 or until a registration statement is effective. The Company evaluates regularly the impairment of investment securities.

4. RELATED PARTY DEMAND NOTES

At September 30, 2003 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. The Company paid interest of $17,189 to these parties ($5,741 to the officer/director) during the nine months ended September 30, 2003.

5. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2003 and 2002, one officer contributed services to the Company without compensation. These services, valued at $18,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At September 30, 2003 there were options outstanding on 100,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first nine months of 2003 and at September 30, 2003, 150,000 shares remain available for future option grants.

6. SALE AND LICENSE OF TECHNOLOGY

On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business. The closing of the transaction was completed in September 2003 and the Company has received all sale proceeds consisting of $150,000 of cash and $850,000 of Markland's common stock. The Company incurred $9,000 of patent and license fees payable to others in cash and $51,000 of such fees paid in Markland common stock.

Markland began managing the Company's government contracts commencing April 1, 2003. Markland is responsible for contract costs and to pay the Company a fee of $2,500 per month for administrative support. The Company is responsible to pay a contract management fee equal to contract revenues. At September 30, 2003 the Company accrued $43,440 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $15,000.

Delmar Kintner, who has been a part-time plasma technology marketing consultant to the Company since 1999, was appointed CEO and a director of Markland in December 2002.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2003

6. SALE AND LICENSE OF TECHNOLOGY (Continued)

The Company and Markland entered into a sublicense agreement pursuant to which the Company has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. The Company is recognizing monthly license fees of $5,000 as collected due to uncertainty of collection of amounts billed.

The sale of the plasma antenna technology and existing government contracts along with the licensing to Markland of the government rights to the plasma sterilization and decontamination technology is expected to result in the discontinuation of government contracting business by the Company. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the nine months ended September 30, 2003 and 2002 and from inception of the development stage on January 1, 1999 to September 30, 2003 are as follows:

                                                                       Discontinued Operations
                                                      --------------------------------------------------------
                                                                                               From Inception
                                                                                               of Development
                                                             Nine Months Ended                    Stage on
                                                               September 30,                  January 1, 1999
                                                      --------------------------------        to September 30,
                                                          2003                2002                  2003
                                                      --------------------------------------------------------
Contract revenues                                     $   380,920          $   270,184           $   995,159
Proceeds received from sale of antenna business           940,000                   --               940,000
                                                      --------------------------------------------------------
                                                        1,320,920              270,184             1,935,159
                                                      --------------------------------------------------------
Research and development                                  339,547              349,443             1,464,778
Marketing and promotion                                    60,408               73,598               261,585

                                                      --------------------------------------------------------
                                                          399,955              423,041             1,726,363
                                                      --------------------------------------------------------
Income (loss) from discontinued operations            $   920,965          $  (152,857)          $   208,796
                                                      ========================================================

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2003

7. INCOME TAXES

The Company has tax losses to offset the current year's taxable income. At September 30, 2003 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $263,000 that expire between 2010 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

Overview

We acquired plasma antenna technology (August 1999), plasma sound reduction technology (December 2000) and licensed plasma technology for decontamination and sterilization invented by one of our consultants (January 2003). We have devoted most of our expenditures to develop and commercialize our plasma antenna technology. In September 2003 we completed the sale of our plasma antenna business to Markland Technologies, Inc. ("Markland") for a gain of $940,000. Our principal business activity is to:

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

In April 2002 we were awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period and a 6 month Phase I fixed fee government contract for $65,892 completed in November 2002. On August 1, 2002 we were awarded a 12 month Phase I fixed fee government contract for $99,333 completed in July 2003. In January 2003 we were awarded a six month Phase I fixed fee government contract for an aggregate of $68,587 completed in June 2003. We have applied for additional government contracts, which if awarded would be assigned to Markland. There can be no assurance we will complete existing contracts or be awarded any future contracts.

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

In March 2003 we entered into an agreement to sell our patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our gas plasma antenna technology (see footnote 6 above for a description of the transaction). We received final sale consideration in September 2003. Commencing April 1, 2003 net contract revenues and costs represent the management consideration to Markland and we earn a monthly administration fee of $2,500.

During late 2002 and early 2003 the University of Mississippi engaged in an initial study of our plasma jet engine noise reduction technology. We received the results of this $103,000 study in August 2003 and are evaluating future development activities for this technology.

We intend to focus our efforts on developing our plasma jet engine noise reduction technology and our plasma technology for sterilization and decontamination focusing on commercial applications. We also intend to continue to identify other technologies for acquisition, licensing or development.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first nine months of 2003.

Revenue Recognition - Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Revenues from biological technology sublicensing is recognized as collected due to uncertainty of collection of amounts billed. Costs associated with development contracts are included in research and development. We do not anticipate that costs of these contracts will exceed revenues.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 effective September 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. The adoption of this statement has not had a material impact on the Company's financial statements.

Results of Operations

The Company has segregated continuing operations from discontinued operations for the periods presented and discontinued operations have been presented as a single line item as discussed in Note 6 above. The Company anticipates a substantial reduction in revenues, research and development costs and marketing and promotion costs in future periods as a result of the sale of the antenna business.

Revenues

Revenues  from  continuing  operations  for the first  nine  months of 2003 were
$20,000 consisting of pre-commercialization licensing revenue on the decontamination and sterilization technology. The company incurred $17,500 of license fees for this technology during the nine month period. We are recognizing monthly licensing fees as collected due to the uncertainty of collection and no amounts were received in the quarter ended September 30, 2003. There were no continuing operation revenues for the comparable periods in 2002.

Contract revenues included in discontinued operations for the nine months ended September 30, 2003 were $380,920. This included $229,482 recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002, $67,851 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002 and $68,587 recognized on a U.S. Navy Phase I six-month contract awarded in January 2003. Revenues for the first nine months of 2002 consisted of $270,184 of revenue from government contracts. The increase in revenues in the current period is due to additional new contracts. Contract revenues are subject to significant variability due to the nature of contract research work.

Although we have applied for additional government and sponsored work for 2003 (which would be assigned to Markland), there can be no assurance of any additional contract revenues in future periods. Certain provisions of government contracts provide for early termination with or without cause. We expect a significant reduction in revenues and operating costs in future periods as a result of the sale to Markland of our contracting business.

Research and Development

Research and development costs from continuing operations in the first nine months of 2003 totaled $103,140 of company sponsored research on our plasma noise reduction technology. We incurred $28,140 of research and development costs from continuing operations in the third quarter of 2003 and none in the comparable periods of 2002.

Total research and development costs from discontinued operations were $339,547 for the first nine months of 2003 and $349,443 for the comparable first nine months of 2002. In the first nine months of 2003 this included $165,427 of technical personnel costs, $50,554 more than the $114,873 in the first nine months of 2002 due to increased work on new contracts. We recognized $105,191 of subcontract costs in the first nine months of 2003 compared to $153,143 incurred in the first nine months of 2003 which included $50,300 of company sponsored research on the plasma antenna technology.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $11,384 of patent costs in the first nine months of 2003 compared to $56,998 of patent costs in the first nine months of 2002. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts. We also incurred $43,440 in the second and third quarter of 2003 for the management of these contracts.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs for continuing operations in the first nine months of 2003 were $18,128, an increase from the $9,000 incurred in the first nine months of 2002. These costs include $9,128 of travel in 2003 and $9,000 of contributed services in each of the first nine months of 2003 and 2002. Marketing and promotion costs for continuing operations in the third quarter of 2003 were $3,656.

Marketing and promotion costs included in discontinued operations were $60,408 for the nine months ended September 30, 2003 comparable to the $73,598 incurred for the same period of 2002. These costs in 2003 included $34,010 of consulting costs with the balance consisting primarily of travel costs to prospective customers.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs

General and administrative costs in the first nine months of 2003 were $85,955, a decrease of $19,719 from the $105,674 reported for the first nine months of 2002. These costs in 2003 consisted primarily of legal and accounting fees of $42,939, personnel costs of $18,000, $9,000 in contributed services, $6,096 of shareholder related costs and $9,000 of rent and administrative expenses paid to a company affiliated with our President. The decrease resulted primarily from $33,000 of non-cash services expensed in 2002.

General and administrative costs in the third quarter of 2003 were $12,802 compared to $20,303 in the comparable three months in 2002. The reduction reflects reduced level of activity resulting from the sale of the government contracting business.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net loss from continuing operations of $204,723 and a gain from discontinued operations of $920,965 for the nine months ended September 30, 2003. We recognized net proceeds of $940,000 from the sale of our antenna business included in discontinued operations. We incurred interest expense of $16,829. We recorded an aggregate net gain of $699,988 in the first nine months ended September 30, 2003. We anticipate future operating losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to September 30, 2003 was $536,304.

Liquidity and Capital Resources

As of September 30, 2003 and December 31, 2002 we had cash of $203,530 and $83,926, respectively. Net cash used in operating activities was $24,821 during the nine months ended September 30, 2003 consisting primarily of a $240,012 net loss (after adjusting for the antenna business sale) reduced by noncash costs of $18,000, reduced also by a $91,613 increase in accounts payable and accrued liabilities and reduced by a $105,578 decrease in accounts receivable. The net cash used in operating activities in the first nine months of 2002 was $281,804.

Our principal source of liquidity at September 30, 2003 consisted of cash of $203,530 and accounts receivable of $82,016. Other than anticipated future revenues from license agreements or from the sale of our plasma antenna technology, we have no other unused sources of liquidity at this time.

At September 30, 2003 we had no outstanding commitments for capital expenditures. The Phase II contract awarded in April 2002 includes approximately $70,000 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract. These contracts and the related subcontract costs are the responsibility of Markland but we may be contingently liable for any unpaid amounts.

Based on current expectations and business conditions we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from licensing or from other sources.

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

Tax Loss Carryforwards

We have tax losses to offset the current year's taxable income. At September 30, 2003 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. We have for federal income tax purposes net operating loss carryforwards of approximately $263,000 that expire between 2010 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

                                ASI Technology Corporation


Date: November 12, 2003         By: /s/ ERIC M. POLIS
                                    -----------------
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer
                                    and duly authorized to sign on behalf of the
                                    Registrant)