Form 10KSB
period 2003-12-31
ASI TECHNOLOGY CORP
filed 2004-03-24
CIK 7951

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $25,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 10, 2004 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant) was approximately $522,300.

As of March 10, 2004 there were 3,412,522 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================

                                TABLE OF CONTENTS

                                                                                                                 Page
                                     PART I
ITEM 1.       Description of Business                                                                             2
ITEM 2.       Description of Property                                                                            10
ITEM 3.       Legal Proceedings                                                                                  10
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                10

                                     PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           11
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          12
ITEM 7.       Financial Statements                                                                               19
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               19
ITEM 8A.      Controls and Procedures                                                                            19

                                    PART III
ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                                                  20
ITEM 10.      Executive Compensation                                                                             21
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                                        22
ITEM 12.      Certain Relationships and Related Transactions                                                     23
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   24
ITEM 14.      Principal Accountant Fees and Services                                                             24
SIGNATURES                                                                                                       25
FINANCIAL STATEMENTS                                                                                            F-1
EXHIBIT INDEX                                                                                                    24

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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

ASI Technology Corporation is a development stage company, incorporated under the laws of the State of Nevada. We purchased patented plasma antenna technology in August 1999 and purchased patented plasma sound reduction technology for jet engines in December 2000. We acquired an exclusive license to a plasma technology for sterilization and decontamination in January 2003. After making pioneering developments in plasma antenna technology between 1999 and 2003, we sold our plasma antenna business in 2003 to focus resources on our two other patented plasma technologies, each in an early stage of development. We had no significant assets or liabilities prior to the purchase of the plasma antenna technology when we commenced our strategy of acquiring and developing new technologies for licensing or sale. During the period from 1995 until 1999, we were inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs.

We are currently engaged in developing two plasma technologies with the goal to commercialize through licensing or sale:

     o Plasma Sterilization and Decontamination - This technology employs resistive electrodes to efficiently produce high volumes of atmospheric pressure plasma also known as cold plasma. Our cold plasma generation method uses low voltage to produce high volumes of cold plasma. Cold plasma has been demonstrated by us and more so by other researchers to be useful for sterilization, decontamination and in certain industrial processing. We have acquired an exclusive license from the inventor for this patented method of cold plasma generation. Our goal is to develop prototype devices to validate and demonstrate this technology for government and commercial applications and license the technology. In August 2003, we completed a Phase I fixed fee government contract with the U.S. Air Force studying the use of this technology for decontamination of forward-deployed equipment and facilities exposed to biological warfare agents. Eastern Virginia Medical School was a subcontractor on this government contract. Our experiments indicated that effective decontamination can be achieved with this method.

     o Plasma Sound Reduction Technology - This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. Jet engine noise emissions are highly regulated and airlines and engine manufacturers incur significant costs to meet increasingly stringent regulations. Although our basic technology concept has been tested in laboratory tests using hot plasma-type flames, our goal is to validate this technology on reduced scale jet engines and thereafter develop and sell or license the technology for use in reducing the noise emissions of jet engines. During 2003, we paid for a research study performed by the National Center for Physical Acoustics at the University of Mississippi. We believe this study provided important experimental validation of our method of active jet noise control. We are evaluating the next development steps.

Our plasma technologies are each in the early stage of development and there can be no assurance that commercial viability will be achieved. Further development is necessary in order to verify and document the advantages and to commercialize the technologies.

ASI was incorporated on January 9, 1931 and has evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. ASI had not filed Exchange Act reports from about 1982 until March 2001. On September 1, 2000, the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. All share and per share data included in this annual report have been adjusted to retroactively reflect the reverse stock split. The Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 3,412,522 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Key Business Developments

Beginning in early 1999, we developed a strategy focusing on acquiring and exploiting technology. In August 1999, we purchased our plasma antenna technology and commenced development. We paid for research and prototype development and also obtained sponsored development from General Dynamics'
Electric Boat Corporation and the U.S. Government. In December 2000, we purchased our plasma sound reduction technology for jet engines. In January 2003, we acquired an exclusive license on the patent and technology underlying the plasma sterilization and decontamination technology that we had begun developing in August 2002.

Management efforts have focused on the following activities:

     o   We have developed working relationships with:

         - University of Tennessee's Electrical Engineering and Plasma Physics Department - We have teamed with the University of Tennessee to develop and evaluate new plasma prototypes. We pay the University on a project-by-project basis for facilities and personnel. We have no written agreement and there can be no assurance that we can continue to avail ourselves of the use of their facilities, equipment or personnel in the future.

         - Eastern Virginia Medical School ("EVMS") - In June 2002, we entered into an allocation of intellectual property rights agreement and, in November 2002, a subcontract to have EVMS support our plasma sterilization and decontamination contract with the Air Force, which was completed in August 2003. EVMS has particular expertise in the field of Electro-Medicine, a growing branch of medicine focused on electrical and magnetic effects on cells and medical treatment. Electro-Medicine includes the field of electrical sterilization and decontamination. Although we have no current contract, we believe EVMS is available to support future testing on our plasma sterilization and decontamination technology.

         - University of Mississippi - In September 2002, we engaged the University of Mississippi's National Center of Physical
                  Acoustics ("NCPA") to perform validating experimental confirmation of our plasma active jet noise control methodology. NCPA has a Jet Noise Facility and has model jet equipment and an anechoic chamber for testing various acoustical models. Although the contract was completed in August 2003, we believe NCPA is available to support future research in this area.

     o On March 19, 2003, we entered into an agreement to sell the patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our plasma antenna business to Markland Technologies, Inc., a Florida corporation ("Markland"). The closing of the transaction was completed in September 2003, We received sale proceeds consisting of $150,000 of cash and $850,000 of Markland common stock. We incurred patent and license royalty fees to the 1999 seller and one other inventor which we paid $9,000 in cash and $51,000 in Markland common stock. We currently hold 266,333 shares of common stock of Markland.

     o Markland began managing our government contracts commencing April 1, 2003. Markland is responsible for contract and plasma antenna related costs and pays to us a fee of $2,500 per month for administrative support. We are responsible to pay a contract management fee equal to contract revenues. The one remaining government contract is expected to be completed by April 2004.

     o In August 2003, we completed a STTR ("Small Business Technology Transfer") contract with the U.S. Air Force studying the decontamination of forward-deployed equipment and facilities exposed to biological warfare agents. Eastern Virginia Medical School was a subcontractor on this government contract. Our experiments indicated that effective decontamination can be achieved with our method of cold plasma generation.

     o We entered into a sublicense agreement pursuant to which we sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using our plasma sterilization and decontamination technology. We recognized sublicense fees of $5,000 per month as collected. This sublicense was terminated in February 2004 for nonpayment of license fees.

There can be no assurance that we can develop our plasma technologies and become commercially successful.

Terms of Technology Agreements

Plasma Sterilization and Decontamination

Effective on January 1, 2003, we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. This agreement also provides for future royalty payments to the inventor based on product sales or sublicense fees. The inventor is a consultant to us on our plasma technologies. The licensed technology was developed prior to the consultant's work with us.

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

The $200,000 purchase price was expensed as acquired technology since: there were no other identifiable tangible assets acquired; technological feasibility has not been established and; no future alternative uses of the patents or technology existed at the time of purchase.

Plasma Antenna Technology

On August 20, 1999, we entered into a purchase agreement to acquire plasma antenna technology. This technology purchase included one issued and one pending patent (subsequently issued) and the results of prior research and development by the seller. The cash purchase price of $250,000 was expensed as there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed.

During the period from 1999 to 2003, we pioneered development of various applications of this technology for use in applications, including as a plasma antenna, a plasma reflector and shield, a plasma wave guide, frequency selective surfaces and phased array antennas. This development was paid for using our own resources and by the following Department of Defense or related contracts:

     o In January 2000, we obtained a purchase order contract for $89,710 granted by General Dynamics' Electric Boat Division to conduct a design study to determine the suitability of a fluid or ionized gas plasma antenna to perform the necessary functions of an inflatable/deflatable mast mounted antenna system to be used for satellite communications. This contract demonstrated the steerability of a plasma antenna and the inflatability/deflatability of an antenna system. We were provided an additional $78,696 in August 2000 to further demonstrate the transmission capabilities of the prototype. Antenna characteristics were demonstrated and packet switching transmission was successfully accomplished.

     o In May 2001, we were awarded a Phase I SBIR ("Small Business Innovation Research) contract for $62,756 to show the feasibility to design, develop and implement a gas plasma phased array radar capable of operation in both S and X-band. Our Phase I effort was to determine viability of a windowing concept to enhance directivity and reduce or eliminate back and side lobes. In December 2001, we were provided additional funds of $34,876 through the interim Phase I process to continuing experimentation and testing and to develop a non-linear model of our approach. Through laboratory experimentation, we demonstrated the windowing concept compared favorably with mathematical predictions.

     o We were awarded a Phase II SBIR contract for $595,609 in April 2002 for further development of a phased array antenna capable of operation in the S and X bands. Our major area of study is to determine the feasibility of the windowing concept under high power considerations, develop plasma phase shifters to reduce size and weight of existing radar antennas and develop prototype plasma antennas for various applications. This contract is expected to be completed in April 2004.

     o On April 2002, we were awarded a Phase I SBIR for $68,587 to demonstrate the feasibility of plasma Frequency Selective Surfaces (FSS's) to replace existing metal FSS's in antenna designs. The major objective was to determine the shielding that could be accomplished with FSS's. Experimentally, we determined reconfigurability and the types and amounts of filtering that could be obtained.

To focus resources on our other plasma technologies, on March 19, 2003, we entered into a Technology Purchase Agreement (the "Agreement") with Markland Technologies, Inc., a Florida corporation ("Markland") pursuant to which we agreed to sell, and Markland agreed to purchase our patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our plasma antenna business. The closing of the transaction was completed in September 2003. We have received sale proceeds consisting of $150,000 of cash and $850,000 of Markland's common stock. We incurred patent and license royalty fees to the 1999 seller and one other inventor which we paid $9,000 in cash and $51,000 in Markland common stock.

Markland began managing our government contracts commencing April 1, 2003. Markland is responsible for contract and plasma antenna related costs and to pay us a fee of $2,500 per month for administrative support. We are responsible to pay a contract management fee equal to contract revenues. Our remaining government contract is expected to be completed by April 2004.

Delmar Kintner, who was a part-time plasma antenna technology consultant to the Company from 1999 to March 2003, served as CEO of Markland from December 2002 to November 2003.

The sale of the plasma antenna technology and government contracts along with the licensing to Markland of the government rights to the plasma sterilization and decontamination technology resulted in the discontinuation of our government contracting business that accounted for substantially all revenues during the last three years. We may seek additional government or commercial contracts or joint ventures to support the development of our plasma technologies in the future.

Description of our Plasma Technology

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

The plasma process produces a sterilization effect using lower concentrations of sterilant but with a higher reactivity than is possible with normal gases. This activity disappears quickly when power is removed, thereby dissipating the toxicity of the sterilant rapidly. Atmospheric pressure plasmas allow for rapid decontamination of clothing, equipment and personal gear in military settings, and for sterilization of medical equipment, food and packaging in commercial settings. Present methods of decontamination and sterilization often require hours and generate damaging heat or other toxic side effects; cold plasma can sanitize often in mere minutes without toxic byproducts.

Cold plasmas are also employed in industry, in semiconductor manufacturing and new flat screen televisions. During the last five years, the U.S. Air Force and other agencies have focused research dollars on biological cold plasma research. Historically, such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power, making them cost, weight and size prohibitive for broader applications.

Our consultant, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure. We tested this technology under contract for the U.S. Air Force targeting a use to decontaminate forward deployed equipment and facilities. We are also evaluating commercial applications. The important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area, whereas traditional materials often result in a small arc greatly minimizing the discharge area. Our discharge also results in large quantities of ozone. Ozone is known as a powerful sterilizing and decontamination agent. As an example, ozone is used frequently to purify water that has too much bacteria to be treated with chlorine.

Electro medicine involves research, development, and applications for bioelectric technology on living cells, tissues, organisms, and spores. It encompasses medical professionals, molecular biologists, microbiologists, physicists, electrical engineers, biomedical engineers, and environmental engineers. Our plasma sterilization and decontamination method is designed to provide the electro medicine field a convenient, inexpensive, safe and reliable source of atmospheric pressure plasma. Experts in these fields are expected to help us determine the effectiveness of our method on various forms of harmful agents. Dr. Stephen J. Beebe, an Associate Professor at Eastern Virginia Medical School, and the principal researcher performing subcontract work on our U.S. Air Force contract, is a leading researcher in electro medicine and biolectrics.

We are currently focusing our development on the areas of building decontamination and purification and medical decontamination. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

Plasma Sound Reduction Technology

Jet engines and, more specifically, the gas turbine jet engines employed in most aircraft are notorious for their excessive noise level whether in aircraft or in industry or on ships. The noise pollution can be uncomfortable and possibly even dangerous to humans. As a result, there are a variety of government regulations imposed, requiring aircraft to adhere to certain maximum noise levels and limit the number of takeoff and landings of certain aircraft based on their level of overall noise output. The military is also responding to noise pollution by studying methods to reduce military jet engine noise.

In the mid 1980's, the International Civil Aviation Organization (ICAO) established the Committee on Aviation Environmental Protection (CAEP) which developed international aircraft noise certification and phaseout rules for certain aircraft. Most airports have noise limits and budgets. In the United States, the Department of Transportation ("DOT") and the Federal Aviation Authority ("FAA") have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. Noise standards in the U.S. have been codified most recently in 1999 by FAR (Federal Aviation Regulation) Part 36 - Noise Standards: Aircraft Type and Airworthiness Certification. A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 (the most strict regulated so far) noise level compliant airplanes. Stage 3 aircraft are required to be about 12% quieter than phased out Stage 2 aircraft. The ICAO and CAEP is continuing to evaluate further noise reductions and regulations and has recently adopted Stage 4 standards. The recommended implementation is for 2006, with provisions for re-certifying existing aircraft to meet the more stringent standards.

Numerous airports have imposed additional restrictions on airplane noise levels, noise budgets, mandatory flight paths and runway restrictions, which limit the ability of carriers to increase services or operate as desired at these airports.

Traditional noise reduction methods are typically passive, consisting of mufflers and baffling techniques. More active techniques may employ mixing inlet air with exhaust gases to reduce exhaust velocity. These various methods generally provide limited noise reduction and may add weight and reduce operating efficiency of engines. Many older Stage 2 aircraft are flying today because of inefficient "hush-kits" used to quiet the aircraft to meet Stage 3 compliance. The cost to hush-kit an aircraft such as a Boeing 737 can approach $2 million.

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

Our method has to date only been tested by creating a plasma-type flame and reducing the perceptible level of noise. There can be no assurance that this method will function in a jet engine, which is inherently more complex. Further, there may also be practical limitations to implementing the technology due to the need to sense noise waves and couple the generated canceling wave in the appropriate section or sections of a multi-stage jet engine.

While it is not practical to eliminate the noise of a jet engine, even small reductions of several decibels may provide benefits sufficient to justify the cost of this form of noise reduction if it can be successfully commercialized. A decibel (dB) is a logarithmic unit of measure for sound pressure levels. A 3 dB change typically relates to a doubling of the level. Typical conversational speech at one foot is about 60 decibels, the average pain level is 130 dB and jet engine noise levels can approach 160 dB at close range. On takeoff, typical Stage 2 aircraft project noise at 97 dB and the newer Stage 3 aircraft project sound at about 87 dB.

Theory suggests, but we have no experimental evidence or other support, that our method of sound reduction may smooth the turbulence exiting a jet engine and thereby possibly provide improvement in operating efficiency or performance that could reduce operating costs.

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

In September 2002, we entered into a contract with the University of Mississippi's National Center of Physical Acoustics ("NCPA") to perform the first phase of experimental work on our method of jet engine noise reduction. We paid $103,140 for the first phase of work. We received the final report on this phase in August 2003. This report concluded that the control of internal jet engine noise sources using a method described in our patent could lead to jet noise reduction in existing modern jet aircraft.

We are also working with the University of Mississippi to seek future funding from government or industry. There can be no assurance that we will be successful in this effort. We currently have no established timetable for the development of this technology nor do we have an estimate of the necessary costs.

Market Opportunities and Strategy

Plasma Sterilization and Decontamination

Cold plasma has been used in semiconductor manufacturing for more than 15 years. It is an expensive part of the semiconductor manufacturing process. We have no present plans to address this market.

We are targeting our method of cold plasma generation to military markets for decontamination of facilities, clothing and weapons. The ability to generate cold plasma on site in a portable and efficient manner is expected to be a key advantage. We expect to explore commercial markets focusing primarily on medical, food and package sterilization. Again, portability and efficiency are key advantages, but the lack of heat or steam or toxic side effects offers additional advantages over some existing methods of sterilization and decontamination. We also believe our methods could be adapted to decontaminate buildings, homes, cruise ships and other facilities.

In March 2003, we sublicensed this technology to Markland to government and military customers in the United States and Canada. In February 2004 we cancelled this sublicense for nonpayment of license fees.

We are in the very early stages of testing our method and evaluating opportunities. We are focusing our marketing and licensing efforts on the building decontamination and purification market and the medical sterilization market. Our goal is to prove our method in military and commercial applications. Our strategy is to license others to manufacture devices. There can be no assurance, however, that we will be successful in these efforts.

Plasma Sound Reduction

We believe that our plasma sound reduction technology, if successfully proven, may have applications in most jet and gas turbine engine applications, whether for aircraft, industry or ships. We may have the opportunity to make certain non-conforming jet engines or aircraft become conforming to existing noise regulations, thereby increasing the value of older engines. This could have an impact on existing aircraft. We also believe there are military applications of this technology.

Our goal is to prove the technology and, thereafter, sell or license the technology to either engine producers or others engaged in the business of servicing or providing technology for jet engines. It is not our present intent to produce or manufacture systems.

Competition and Alternatives

The market for decontamination and sterilization is highly competitive, with many companies supplying equipment for food and facility decontamination and medical sterilization. Steam, chemicals and acids, radiation and ultraviolet light are just some of the methods employed for decontamination and sterilization. One example is a plasma system using hydrogen peroxide that has been used for a number of years by a division of Johnson & Johnson Medical, Inc. The many companies engaged in these activities are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. The U.S. government is also sponsoring cold plasma research by universities and others. It is possible that such organizations have developed or may develop in the future plasma generation methods and systems superior to those envisioned by us.

The market for jet engine noise reduction systems, both passive and active, is highly competitive. Many companies produce noise reduction systems that are competitive to the system we intend to develop. Engine manufacturers are also focused on noise reduction in the design and production of engines. These organizations are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. In addition, these companies expend significant funds on research and development. The U.S. Government is also conducting research on methods to reduce noise in jet engines. The National Aeronautics and Space Administration (NASA) has established the Advanced Subsonic Technology (AST) program and the AST Noised Reduction Program to research noise reduction technology. U.S. aerospace companies, universities and others have been active in this field of research. These entities or others may have developed or may succeed in developing technology and systems that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

Government Regulation

Jet engines and jet engine noise are regulated domestically and internationally. Since our technology is designed to reduce this noise, we do not believe we will be subject to any regulations not presently part of the jet engine and aircraft regulatory scheme. If we should require some form of seeding of fuel as a part of our system, this may be subject to additional regulation.

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

Intellectual Property Rights

We purchased one U.S. patent on our plasma sound reduction technology. We may consider additional patents in the future.

Dr. Alexeff owns one U.S. patent on the plasma sterilization and decontamination technology we have licensed. We may seek to file and obtain under our exclusive license additional patents on this technology as we progress with development. No foreign rights have been applied for to date and we may therefore be unable to protect any rights outside of the United States.

We have an ongoing policy of filing patent applications to seek protection for novel features of our technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets. There can be no assurance that any additional patents on our technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position will be important to compete effectively through licensing in our proposed markets. We are investing significant management, legal and financial resources toward our technology patents. The technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, may hold patents in competing areas. Although we do not believe any existing patents would inhibit our ability to license our technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patents have not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our technologies or the circumvention of our patents, by competitors could have a material adverse effect on our ability to compete successfully.

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

Research and Development

For the years ended December 31, 2003, 2002 and 2001, we invested $511,944, $441,469 and $157,709, respectively, on research and development, including the acquired technology. In 2001, we obtained $78,026 from two customers for sponsored research and development in 2002, we obtained $375,677 from two customers for sponsored research and development. In 2003 we obtained $445,355 from three customers for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

We have one full-time employee and two executive officers that provide only part-time services to the Company. We employ technical consultants or others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. Commencing in September 1999, we began paying a company affiliated with Mr. Polis an aggregate of $500 per month for office rent and bookkeeping and administrative services. This was increased to $750 per month in January 2002 and to $1,000 per month in July 2002 reflecting increased office and administrative activity. We believe these terms are no less favorable than what could be obtained from outside providers.


ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 4, 2002, our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. Prior to that date there had been no public trading market for our securities since approximately 1982. The market for our common stock has been sporadic and very limited.

The following table sets forth the high and low bid quotations for our common stock for the years ended December 31, 2002 and 2003:

                                                              Bid Quotations
                                                              High      Low
                                                              ----      ---
Year Ending December 31, 2002
           First Quarter                                     No public market
           Second Quarter (commencing April 4, 2002)          $ 0.71  $ 0.25
           Third Quarter                                      $ 0.71  $ 0.26
           Fourth Quarter                                     $ 0.26  $ 0.12

Year Ending December 31, 2003
           First Quarter                                      $ 0.32  $ 0.11
           Second Quarter                                     $ 0.30  $ 0.21
           Third Quarter                                      $ 0.21  $ 0.11
           Fourth Quarter                                     $ 0.25  $ 0.20


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We had 1,050 holders of record of our 3,412,522 shares of common stock at December 31, 2003, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At December 31, 2003 we had an accumulated deficit of approximately $2.8 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits.

At December 31, 2003, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan which plan has been approved by our stockholders. The following table gives information as of December 31, 2003:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
                                            ---                          ---                          ---
Equity compensation plans
approved by security holders              90,000                        $0.50                       160,000

Equity compensation plans not
approved by security holders                --                           --                           --
                                          ------                        -----                       -------
Total                                     90,000                        $0.50                       160,000
                                          ======                        =====                       =======

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

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We have devoted most of our historical expenditures to develop and commercialize our plasma antenna business which was sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed this technology in January 2003. Our principal business activity is to:

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in this Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for 2003.

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

Discontinued Operations

We have segregated continuing operations from discontinued operations for the periods presented and discontinued operations have been presented as a single line item as discussed in the notes to our financial statements. We anticipate a substantial reduction in revenues, research and development costs and marketing and promotion costs in future periods as a result of the sale of our plasma antenna and government contracting business. The following details the components of discontinued operations for the periods presented:

                                                                                            From Inception
                                                                                            of Development
                                                                                               Stage on
                                                           Year Ended December 31,         January 1, 1999
                                                  ----------------------------------------  to December 31,
                                                     2003          2002            2001           2003
                                                  -----------   -----------    -----------    -----------
Contract revenues                                 $   467,855   $   375,677    $    78,026    $ 1,082,094
Proceeds received from sale of antenna business       940,000          --             --          940,000
                                                  -----------   -----------    -----------    -----------
                                                    1,407,855       375,677         78,026      2,022,094
                                                  -----------   -----------    -----------    -----------
Research and development                              405,429       441,469        157,709      1,530,660
Marketing and promotion                                74,847        71,981         46,338        270,989
                                                  -----------   -----------    -----------    -----------
                                                      480,276       513,450        204,047      1,801,649
                                                  -----------   -----------    -----------    -----------
Income (loss) from discontinued operations        $   927,579   $  (137,773)   $  (126,021)   $   220,445
                                                  ===========   ===========    ===========    ===========

Results of Operations - 2003 vs. 2002

Revenues

Revenues from continuing operations for 2003 were $25,000, consisting of pre-commercialization licensing revenue on our sterilization and decontamination technology. We incurred $19,375 of license fees for this technology during 2003. We are recognizing monthly licensing fees as collected due to the uncertainty of collection. There were no continuing operation revenues for 2002.

Contract revenues included in discontinued operations for the year ended December 31, 2003 were $445,355. This included $308,917 recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002, $67,851 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002 and $68,587 recognized on a U.S. Navy Phase I six-month contract awarded in January 2003. Revenues for 2002 consisted of $375,677 of revenue from government contracts. The increase in revenues in the current period is due to additional new contracts. Contract revenues are subject to significant variability due to the nature of contract research work.

Certain provisions of government contracts provide for early termination with or without cause. We expect a significant reduction in revenues and operating costs in future periods as a result of the sale to Markland of our contracting business.

Research and Development

Research and development costs from continuing operations in 2003 totaled $106,515 of company sponsored research on our plasma noise reduction and plasma sterilization and decontamination technology. The primary expenditure was $103,140 for contract work performed by the University of Mississippi on our plasma noise reduction technology. We incurred no comparable costs in 2002 for continued technologies.

Total research and development costs from discontinued operations were $405,429 for 2003 and $441,469 for the comparable 2002 year. The decrease resulted from reduced subcontract costs and patent costs. Costs in 2003 included

$180,784 of technical personnel costs, $7,797 more than the $172,987 in 2002 due to increased work on new contracts. We recognized $136,164 of subcontract costs in 2003 compared to $172,834 in 2002, which included $50,300 of company sponsored research on the plasma antenna technology.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $11,384 of patent costs in 2003 compared to $61,572 of patent costs in 2002. The reduction results from the sale of the plasma technology and related patents.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs

Marketing and promotion costs for continuing operations in 2003 were $23,241, comparable to the $22,835 incurred in 2002. These costs include $9,823 of travel in 2003 and $12,000 of contributed services.

Marketing and promotion costs included in discontinued operations were $74,847 in 2003, comparable to the $71,981 incurred for the same period of 2002. These costs in 2003 included $49,200 of consulting costs, with the balance consisting primarily of travel costs to prospective customers.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs

General and administrative costs in 2003 were $104,230 compared to $116,097 reported for 2002. These costs in 2003 consisted primarily of legal and accounting fees of $47,877, personnel costs of $24,248, $12,000 in contributed services, $7,036 of shareholder related costs and $12,000 of rent and administrative expenses paid to a company affiliated with our President. General and administrative expenses for 2002 included $33,000 of non-cash services.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss

We had a net  loss  from  continuing  operations  of  $228,361  and a gain  from discontinued operations of $927,579 for 2003. We recognized net proceeds of $940,000 from the sale of our antenna business included in discontinued operations. We incurred interest expense of $22,500. We recorded an aggregate net gain of $677,409 in 2003. We anticipate future operating losses until we are able to commercialize and license our remaining plasma technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2003 was $558,883.

Results of Operations - 2002 vs. 2001

Revenues

We had no revenues from continuing operations in 2002 or 2001. Our revenues from discontinued operations for 2002 consisted of $375,677 of research contract revenue, which was a $297,651 increase from contract revenues of $78,026 recognized in 2001. The increase is due to new and larger government contracts in 2002.

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

Research and Development

Research and development costs in 2002 were all for discontinued operations and totaled $441,469, an increase of $283,760 from the 2001 total of $157,709. The increase resulted from increased technical consultant costs and subcontract work on a greater volume of contracts. We expended approximately $50,000 in the first half of 2002 on our self-funded project comparing a metal parabolic reflector with a plasma parabolic reflector to demonstrate commercial applicability of a plasma antenna.

Research and development costs in 2002 included $172,987 of labor and consultant costs, $172,834 of subcontract costs, $61,572 of patent costs, $28,725 of contract related travel costs and $5,351 of equipment costs. Research and development costs in 2001 included $100,900 of technical consultant costs, $47,809 of patent costs and $9,000 paid for subcontract work.

Marketing and Promotion Costs

Marketing and promotion costs in 2002 were $94,816, an increase of $34,278 from the $60,538 in 2001. A total of $22,835 of the 2002 costs and $14,200 of the 2001 costs were for continued operations, with the balance for discontinued operations. These costs relate primarily to travel and personnel and consulting costs related to visits with prospective development sponsors. In 2002, we expended $57,672 in marketing consulting costs and $37,144 in travel and entertainment costs. In 2001 we expended $29,800 in marketing consultant costs and $30,738 in travel costs.

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

Net Loss

We had a net loss of $281,640 in 2002 compared to a net loss of $232,697 in 2001. The net loss for 2002 included a loss of $137,773 from discontinued operations and 2001 included a net loss from discontinued operations of $126,021. The increased net loss in 2002 was due to increased research and development expenditures and increased marketing focused on new contracts.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2003 was $558,883.

Liquidity and Capital Resources

As of December 31, 2003 and December 31, 2002 we had cash of $179,172 and $83,926, respectively. Net cash used in operating activities was $50,063 during 2003, consisting primarily of a $262,591 net loss (after adjusting for the antenna business sale) reduced by noncash costs of $24,000, reduced also by a $67,426 increase in accounts payable and accrued liabilities and reduced by a $121,102 decrease in accounts receivable. The net cash used in operating activities in 2002 was $345,537.

Our principal source of liquidity at December 31, 2003 consisted of cash of $179,172 and accounts receivable of $66,492. Other than anticipated future revenues from license agreements or from the sale of our plasma antenna technology or from the sale of investment securities, we have no other unused sources of liquidity at this time.

At December 31, 2003, we had no outstanding commitments for capital expenditures. The Phase II contract awarded in April 2002 includes approximately $34,600 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract. These contracts and the related subcontract costs are the responsibility of Markland but we may be contingently liable for any unpaid amounts.

Based on current expectations and business conditions, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from licensing or from other sources.

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

We do not believe inflation had a significant impact on our operations during 2003 or 2002 or that it will have a significant impact on operations during the next twelve months.

New Accounting Pronouncements and Issues

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company does not believe they have any VIEs that they would be required to be consolidated.

Tax Loss Carryforwards

As of December 31, 2003, we had approximately $261,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         We are a start-up company and our lack of operating history makes evaluating our business difficult. Until we acquired the first plasma technology in August 1999, we were inactive. As a result, we have limited relevant operating history with which you may evaluate our business. Our business is in the early stage of development, and our proposed operations are subject to all of the risks inherent in a start-up or early stage business enterprise, including the likelihood of continued operating losses. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a start-up business, the development of new technologies and products and channels of licensing, and current and future development in several key technical fields, as well as the competitive and regulatory environments in which we will operate. You must consider the numerous risks and uncertainties an early stage company like ours faces in attempting to develop and establish a market for new technology. These risks include our ability to:

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

         Our technologies are in early stages of development and may not be successful. Our business plan contemplates that virtually all of our future revenues, if any, will be attributable to our plasma technologies, which are still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes for both military and private sector user applications in order to demonstrate commercial viability of our technologies. Our objective is to sell or license our technologies to companies that then must incorporate our technologies into products (we do not intend to manufacture products ourselves). Even if more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We have generated limited revenues from our plasma decontamination and sterilization technology and no revenues from our plasma sound technology. We cannot assure that there will be future revenues. The development of new technology is also subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we will rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

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

         We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding expected contract revenues and our expected expenditures, we believe we have sufficient financing to fund our operations during the next twelve months. We may be able to obtain additional funds from the sale of Markland stock. If our plans change, our assumptions change or prove to be inaccurate, we may be required to seek additional financing to fund the costs of operations. Although management has been successful in obtaining required funds in the past, we have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we curtail or terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

         Our contracts that are funded by the U.S. government are subject to government regulations and audits and other requirements. Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. In addition, our contract and subcontract costs and revenues may be subject to adjustment as a result of audits by government auditors.

         If we fail to establish and maintain personnel and strategic relationships, our ability to develop our technology will suffer. We currently have a month-to-month arrangement with Dr. Igor Alexeff. He is a key individual involved in the development and marketing of our plasma decontamination and sterilization technology. After the conclusion of our existing contract in April, we do not expect to have any full-time technical employees or staff at our facilities and will depend on Dr. Alexeff or other personnel relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. These individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any individuals will continue their relationships with us for the time necessary to complete development of our technology. Although we believe that there are other personnel or consultants capable of working on our technology, the loss or unavailability of these individuals could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

         We also believe that our success will depend, in part, on our ability to establish additional personnel or strategic relationships to develop, produce and market our technology. Our success will also depend on our ability to develop and maintain strategic development and marketing relationships with producers, distributors, end-users and manufacturers or entities engaged in supplying or servicing targeted markets. If we are unable to develop such relationships, our chances for future success will be substantially diminished.

         Our ability to protect our intellectual property and technology is uncertain. Our success depends, and will continue to depend, on our ability to maintain patent protection for our technology and to preserve our trade secrets and to operate without infringing the property rights of third parties. We cannot guarantee that existing patents will be of sufficient scope or strength to give us competitive advantages or that any patents that may be issued to us will not be challenged or invalidated. We have not performed any analysis of patents of others that may limit our ability to do business. We are aware of other parties that are currently conducting research in the area of plasma decontamination and sterilization.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We engaged McGladrey & Pullen, LLP in December 2000 and during the one preceding year the Company had no independent accountant. There were no disagreements with accountants or reportable events under this item.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this annual report on Form 10KSB was being prepared.

(b) Changes in internal controls over financial reporting.

There was not any change in the Company's internal controls over financial reporting that occurred during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of January 31, 2004:

Name                  Age        Position
----                  ---        --------
Jerry E. Polis        71         President and Director since 1973
Phil Carlino          77         Director since 1973
Eric M. Polis         33         Secretary, Treasurer and Director since
                                  August 2000
Dawayne R. Jacobs     61         Director since August 2000

There is no arrangement between any of the directors or executive officers and any other person or persons, pursuant to which he was or is to be selected as a director or executive officer. Jerry E. Polis is the father of Eric M. Polis. There is no other blood relationship between or among the directors or executive officers of ASI.

Each director serves until the next annual meeting or until their successor is elected or appointed. The Company does not have an audit or any other committees of the board of directors.

         Jerry E. Polis has been President and a director since 1973. Since 1963 he has been self-employed primarily in real estate investment, and from 1964 to 2002 he owned and operated Polis Realty. From 1968 to the sale of his ownership in January 1997, he was active as a co-owner of the Taco Bell franchises for the State of Nevada (operated under privately owned Las Cal Corporation). In 1994, he co-founded Commercial Bank of Nevada, an unlisted publicly owned bank located in Las Vegas, Nevada, which was sold through a merger to a NYSE bank group in June 1998. He was a director of Commercial Bank from 1994 and Chairman from May 1996 until its sale. Mr. Polis was a director of ValueStar Corporation, a publicly traded corporation, from July 1995 to November 2000. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

         Phil Carlino has been a Director since 1973 and until August 2000 served as Treasurer of the Company. Since 1963 he has served as President of Fremont Coin Company, a wholesale coin business in Las Vegas, Nevada; since 1974 he has been President of Carlino & Carlino, an advertising agency, and since 1958 he has served as President of Carlino Silver Company, which buys and sells gold and silver bullion. Mr. Carlino is also active in Nevada state health agency charities.

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

Other Significant Personnel

During 2003 we used the following key personnel in our business:

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

These personnel are employed or engaged on a month-to-month basis.

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between us and certain of our officers, directors and consultants due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management, consultants or affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Our officers and directors are accountable to us as fiduciaries and are required to adhere to our Code of Business Conduct and Ethics, which means that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in our best interests may result in liability to them.

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

Code of Ethics

We have adopted a "Code of Ethics for Senior Officers." A copy of the Code Ethics for Senior Officers is posted on our Internet site at www.asiplasma.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

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

During the three years prior to March 2001, none of the officers or directors filed Form 3s, Form 4s or Form 5s as the Company was not an active reporting company. In March 2001, the officers and directors filed initial reports on Form 3.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Item 10. Executive Compensation

There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the years ended December 31, 2003, 2002 and 2001. No other executive officer's salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2003.

                           Summary Compensation Table

                                                                                              Long Term
                                            Annual Compensation                              Compensation
                                            -------------------                              ------------
                                                                                         Securities Underlying
Name and                        Fiscal                             Other Annual                 Options
Principal Position              Year        Salary        Bonus    Compensation              (# of Shares)
------------------              ----        ------        -----    ------------              -------------
Jerry E. Polis, President        2003       $-0- (1)       $-0-       $ -0-                       -0-
                                 2002       $-0- (1)       $-0-       $ -0-                       -0-
                                 2001       $-0- (1)       $-0-        $200 (1)                10,000

     (1) Director fees. Mr. Polis received no compensation as an officer of the Company for any period. The Company recorded $24,000 in 2001, 2002 and 2003 as contributed services for Mr. Polis.

Option Grants

There were no grants of stock options in fiscal 2003 to the Named Executive Officer reflected in the Summary Compensation Table shown above. There were no options exercised by the named officer or any other person during 2003.

             Aggregated Option Exercises and Fiscal Year-End Values

                                                        Number of Unexercised          Value of Unexercised
                                                           Options Held At            In-The-Money Options At
                             Shares                       December 31, 2003             December 31,2003(1)
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

     (1) Based on the closing bid price on December 31, 2003 of $0.24 per share.

On August 16, 2000, the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2003, there were 90,000 options outstanding which were documented by agreements provided to optionees in January 2002 pursuant to this plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2004, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

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
   (4 persons)
----------------------------
(1) Includes 611,614 shares held by the Polis Family Trust and 63,000 shares held by Davric Corporation, a company controlled by Mr. Polis. Also includes currently exercisable options on 10,000 shares of common stock.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------
         3.1*         Restated  Articles  of  Incorporation  of  ASI  Technology
                      Corporation as filed with the Secretary of State of Nevada on September 1, 2000.
         3.2*         Bylaws of the Company.
         4.1*         Form  of  Certificate   evidencing  common  stock  of  the
                      Company.
        10.1*         2000 Equity Incentive Plan ratified by the shareholders on
                      August 1, 2000.
        10.1.1*       Standard  form of stock  option  agreement  under the 2000
                      Equity Incentive Plan.
        10.2*         Purchase  Agreement  dated  August 20,  1999  between  the
                      Company and Patriot Scientific Corporation.
        10.3*         Purchase  Agreement  dated  December  29, 2000 between the
                      Company and American Technology Corporation.
        10.4**        Patent License Agreement effective January 1, 2003 between the Company  and Igor  Alexeff.  Portions of this  exhibit
                      (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
        10.5***       Technology Purchase Agreement dated March 19, 2003 between the Company and Markland Technologies, Inc.
        31.1          Certification of Principal Executive Officer,  Pursuant to
                      Exchange  Act  Rule  13a-14(a),  as  Adopted  Pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2          Certification of Principal Financial Officer,  Pursuant to
                      Exchange  Act  Rule  13a-14(a),  as  Adopted  Pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1          Certification of Principal Executive Officer,  Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2          Certification of Principal Financial Officer,  Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit incorporated by reference to the exhibit of the same number previously filed by us in our 2000 Annual Report on Form 10-KSB filed on March 23, 2001.

** Exhibit incorporated by reference to the exhibit of the same number previously filed by us on Form 8-K dated February 11, 2003.

*** Exhibit incorporated by reference to the Exhibit 2.1 filed by us on Form 8-K dated March 25, 2003.

-------------------

(b) Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services

The  Company  does  not have an  Audit  Committee  and  therefore  the  Board of
Directors reviews and approves audit and permissible non-audit services performed by McGladrey & Pullen, LLP, as well as the fees charged by McGladrey & Pullen, LLP for such services. In its review of non-audit service fees and its appointment of McGladrey & Pullen, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining McGladrey & Pullen, LLP's independence.

AUDIT FEES. The aggregate fees billed by McGladrey & Pullen, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $29,682 and $26,000, respectively, net of expenses.

AUDIT-RELATED FEES. There were no other fees billed by McGladrey & Pullen, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES. There were no fees billed by McGladrey & Pullen, LLP during the last two fiscal years for professional services rendered by McGladrey & Pullen, LLP for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed by McGladrey & Pullen, LLP during the last two fiscal years for professional services rendered by McGladrey & Pullen, LLP for other products or services.


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

Date: March 24, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                     Position                           Date
         ----                                     --------                           ----
/s/ JERRY E. POLIS               President                                      March 24, 2004
    --------------               and Director
    Jerry E. Polis               (principal executive officer)

/s/ ERIC M. POLIS                Secretary, Treasurer and Director              March 24, 2004
    -------------                (principal financial and accounting officer)
    Eric M. Polis

/s/ PHIL CARLINO                 Director                                       March 24, 2004
    ------------
    Phil Carlino

/s/ DAWAYNE R. JACOBS            Director                                       March 24, 2004
    -----------------
    Dawayne R. Jacobs

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, 2002, and 2001 and for the period from inception of the development stage on January 1, 1999 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001 and for the period from inception of the development stage on January 1, 1999 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
January 23, 2004

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
December 31, 2003 and 2002

                                                                                                    2003               2002
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                                                     $   179,172       $    83,926
  Accounts receivable                                                                                 66,492           187,594
  Investment securities                                                                              655,179                --
  Note receivable - current                                                                            6,487             5,255
                                                                                                 -----------       -----------
    Total current assets                                                                             907,330           276,775

Note receivable - less current portion                                                                    --             5,541
                                                                                                 -----------       -----------
                                                                                                 $   907,330       $   282,316
                                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                               $    99,396       $    36,807
  Accrued liabilities                                                                                 19,869            15,032
  Related party demand notes payable                                                                 225,000           225,000
                                                                                                 -----------       -----------
    Total current liabilities                                                                        344,265           276,839
                                                                                                 -----------       -----------

Commitments

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 3,412,522 each period                                                      68,250            68,250
  Additional paid-in capital                                                                       3,439,204         3,415,204
  Accumulated other comprehensive loss                                                              (143,821)               --
  Accumulated deficit                                                                             (2,800,568)       (3,477,977)
                                                                                                 -----------       -----------
    Total stockholders' equity                                                                       563,065             5,477
                                                                                                 -----------       -----------

                                                                                                 $   907,330       $   282,316
                                                                                                 ===========       ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2003

                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                    January 1, 1999
                                                                                                                    to December 31,
                                                                 2003               2002               2001               2003
----------------------------------------------------------------------------------------------------------------------------------
Contract and License Revenues                                 $    25,000        $        --        $        --        $    25,000

Operating Expenses
  License fees paid                                                19,375                 --                 --             19,375
  Research and development                                        106,515                 --                 --            306,515
  Marketing and promotion                                          23,241             22,835             14,200             80,276
  General and administrative                                      104,230            116,097             92,473            395,270
                                                              -----------        -----------        -----------        -----------
                                                                  253,361            138,932            106,673            801,436
                                                              -----------        -----------        -----------        -----------

Loss from Continuing Operations                                  (228,361)          (138,932)          (106,673)          (776,436)

Income (Loss) from Discontinued Operations
  Discontinued operations                                         (12,421)          (137,773)          (126,021)          (719,555)
  Gain on sale of discontinued operations                         940,000                 --                 --            940,000
                                                              -----------        -----------        -----------        -----------
                                                                  927,579           (137,773)          (126,021)           220,445
Nonoperating Income (Expense)
  Interest income                                                     691              1,096              7,518             34,768
  Interest expense                                                (22,500)            (6,031)            (7,521)           (37,660)
                                                              -----------        -----------        -----------        -----------

Net Income (Loss) Before Taxes                                $   677,409        $  (281,640)       $  (232,697)       $  (558,883)
Income Taxes                                                           --                 --                 --                 --
                                                              -----------        -----------        -----------        -----------
Net Income (Loss)                                             $   677,409        $  (281,640)       $  (232,697)       $  (558,883)
                                                              ===========        ===========        ===========        ===========

Basic and Diluted Income (Loss)
  per Common Share
    Continuing Operations                                     $     (0.07)       $     (0.04)       $     (0.04)
                                                              ===========        ===========        ===========
    Discontinued Operations                                   $      0.27        $     (0.04)       $     (0.05)
                                                              ===========        ===========        ===========
    Net                                                       $      0.20        $     (0.08)       $     (0.09)
                                                              ===========        ===========        ===========

Weighted Average Number of Common
  Shares Outstanding                                            3,412,522          3,384,700          2,727,927
                                                              ===========        ===========        ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2003

                                                                                                                        Accumulated
                                                                             Common Stock                                  Other
                                                   Comprehensive    -----------------------------      Additional      Comprehensive
                                                      Income           Shares           Amount      Paid-In Capital      Gain (Loss)
                                                   --------------------------------------------------------------------------------
Balance, Inception of Development Stage                               1,181,664      $ 1,181,664       $ 1,087,861               --
  Sale of stock, net of offering costs of $15,000                     1,500,000          300,000           435,000               --
  Stock issued for services                                              30,000            6,000             9,000               --
  Contributed services                                                       --               --            20,000               --
  Contributed services                                                       --               --            40,000               --
  Net loss                                                                   --               --                --               --
  1 for 10 reverse stock split                                               --       (1,433,431)        1,433,431               --
                                                                    -----------      -----------       -----------      -----------
Balance, December 31, 2000                                            2,711,664           54,233         3,025,292               --
  Contributed services                                                       --               --            24,000               --
  Stock options issued for services                                          --               --             5,500               --
  Related party demand notes converted to stock
    at $0.50 per share                                                  228,458            4,569           109,660               --
  Sale of stock at $0.50 per share                                      367,600            7,352           176,448               --
  Net loss                                                                   --               --                --               --
                                                                    -----------      -----------       -----------      -----------
Balance, December 31, 2001                                            3,307,722           66,154         3,340,900               --
  Contributed services                                                       --               --            24,000               --
  Sale of stock at $0.50 per share                                       38,800              776            18,624               --
  Stock issued for services at $0.50 per share                           66,000            1,320            31,680               --
  Net loss                                                                   --               --                --               --
                                                                    -----------      -----------       -----------      -----------
Balance, December 31, 2002                                            3,412,522           68,250         3,415,204               --
Contributed services                                                         --               --            24,000               --
Comprehensive income
   Net income                                        $  677,409              --               --                --               --
   Change in unrealized loss on available-for-sale
     securities                                        (143,821)             --               --                --         (143,821)
                                                     -----------
   Other comprehensive income                          (143,821)
                                                     -----------
   Comprehensive income                              $  533,588
                                                     ===========    -----------      -----------       -----------      -----------
Balance, December 31, 2003                                            3,412,522      $    68,250       $ 3,439,204      $  (143,821)
                                                                    ===========      ===========       ===========      ===========

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                        During the
                                                                              Accumulated                               Development
                                                                                Deficit               Total                Stage
                                                                              -----------------------------------------------------
Balance, Inception of Development Stage                                       $(2,241,685)         $    27,840          $        --
  Sale of stock, net of offering costs of $15,000                                      --              735,000                   --
  Stock issued for services                                                            --               15,000                   --
  Contributed services                                                                 --               20,000                   --
  Contributed services                                                                 --               40,000                   --
  Net loss                                                                       (721,955)            (721,955)            (721,955)
  1 for 10 reverse stock split                                                         --                   --                   --
                                                                              -----------          -----------          -----------
Balance, December 31, 2000                                                     (2,963,640)             115,885            (721,955)
  Contributed services                                                                 --               24,000                   --
  Stock options issued for services                                                    --                5,500                   --
  Related party demand notes converted to stock
    at $0.50 per share                                                                 --              114,229                   --
  Sale of stock at $0.50 per share                                                     --              183,800                   --
  Net loss                                                                       (232,697)            (232,697)            (232,697)
                                                                              -----------          -----------          -----------
Balance, December 31, 2001                                                     (3,196,337)             210,717             (954,652)
  Contributed services                                                                 --               24,000                   --
  Sale of stock at $0.50 per share                                                     --               19,400                   --
  Stock issued for services at $0.50 per share                                         --               33,000                   --
  Net loss                                                                       (281,640)            (281,640)            (281,640)
                                                                              -----------          -----------          -----------
Balance, December 31, 2002                                                     (3,477,977)               5,477           (1,236,292)
  Contributed services                                                                 --               24,000                   --
  Comprehensive income
       Net income                                                                 677,409              677,409              677,409
       Change in unrealized loss on available-for-sale
         securities                                                                    --             (143,821)                  --
       Other comprehensive income
       Comprehensive income
                                                                              -----------          -----------          -----------
Balance, December 31, 2003                                                    $(2,800,568)         $   563,065          $  (558,883)
                                                                              ===========          ===========          ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002, and 2001 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2003

                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                        Stage on
                                                                                                                     January 1, 1999
                                                                                                                     to December 31,
                                                                     2003               2002              2001              2003
                                                                  -----------       -----------       -----------       -----------
Cash Flows from Operating Activities
  Net income (loss)                                               $   677,409       $  (281,640)      $  (232,697)      $  (558,883)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                               24,000            24,000            24,000           132,000
    Gain from antenna business sale                                  (940,000)               --                --          (940,000)
    Common stock and options issued for services                           --            33,000             5,500            53,500
    Interest paid in common stock                                          --                --             4,229             4,229
    Acquired in-process research and development                           --                --                --           450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                      121,102          (167,242)           59,952           (66,492)
      (Increase) decrease in prepaid expenses                              --                --            13,045                --
      Increase (decrease) in unearned revenue                              --                --            (7,870)               --
      Increase (decrease) in accounts payable                          62,589            31,293           (38,016)           99,396
      Increase (decrease) in accrued liabilities                        4,837            15,032                --            19,869
      (Decrease) in due to related party                                   --                --                --            (5,895)
                                                                  -----------       -----------       -----------       -----------
        Net cash used in operating activities                         (50,063)         (345,557)         (171,857)         (812,276)
                                                                  -----------       -----------       -----------       -----------

Cash Flows from Investing Activities
  Increase in notes receivable                                             --                --          (150,000)         (150,000)
  Payments on note receivable                                           4,309             4,409           154,763           170,852
  Cash proceeds from antenna business sale                            141,000                --                --           141,000
  Purchase of in-process research and development                          --                --          (100,000)         (450,000)
                                                                  -----------       -----------       -----------       -----------
        Net cash provided by (used) in investing
          activities                                                  145,309             4,409           (95,237)         (288,148)
                                                                  -----------       -----------       -----------       -----------

Cash Flows from Financing Activities
  Proceeds from related party loans                                        --           225,000           110,000           435,000
  Net proceeds from sale of common stock                                   --            19,400           183,800           838,200
                                                                  -----------       -----------       -----------       -----------
        Net cash provided by financing activities                          --           244,400           293,800         1,273,200
                                                                  -----------       -----------       -----------       -----------
        Net increase (decrease) in cash
          and cash equivalents                                         95,246           (96,748)           26,706           172,776

Cash and cash equivalents, beginning of year                           83,926           180,674           153,968             6,396
                                                                  -----------       -----------       -----------       -----------
Cash and cash equivalents, end of year                            $   179,172       $    83,926       $   180,674       $   179,172
                                                                  ===========       ===========       ===========       ===========

Supplemental Cash Flow Information
  Cash paid during the year for:
  Interest                                                        $    17,190       $        --       $     3,292
Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Purchased technology financed by seller obligation              $        --       $        --       $   100,000
  Contributed services                                            $    24,000       $    24,000       $    40,000
  Common stock and stock options issued for services              $        --       $     5,500       $        --
  Demand notes and accrued interest converted to
    common stock                                                  $        --       $   114,229       $        --
  Common stock received for antenna business sale                 $   799,000       $        --       $        --

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

Revenue recognition

Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Revenues from plasma decontamination and sterilization technology sublicensing is recognized as collected due to uncertainty of collection of amounts billed. Costs associated with development contracts are included in research and development.

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Summary of Significant Accounting Policies (continued)

Stock options (continued)

The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation". To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     2003          2002          2001
                                                  ----------   -----------    ---------
Net income (loss)
      As reported                                 $  677,409   $  (281,640)   $(232,697)
              Deduct total employee stock-based
              compensation expense determined
              under fair value based method for
              all awards net of related tax
              effects                                     --            --       (5,500)
                                                  ----------   -----------    ---------
      Pro forma                                   $  677,409   $  (281,640)   $(238,197)
                                                  ==========   ===========    =========
Basic and diluted income (loss) per share:
      As reported                                 $     0.20   $     (0.08)   $   (0.09)
                                                  ==========   ===========    =========
      Pro forma                                   $     0.20   $     (0.08)   $   (0.09)
                                                  ==========   ===========    =========

Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income (Loss) per common share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income (loss) of an entity. The Company has no dilutive securities other than stock options that do not have a dilutive effect for the years ended December 31, 2003, 2002 or 2001.

Investment securities

Investment securities represents investment in an entity where the Company owns less than five percent and does not exercise influence over operating and financial policies. These securities are expected to be marketable within the next twelve months. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. The Company classifies its marketable securities as available-for-sale and, as

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss).


Note 2. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company does not believe they have any VIEs that they would be required to be consolidated.

Guarantees and indemnifications

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

The Company's government contracts require compliance with various and detailed contract provisions and procurement regulations. If the Company violates any of these provisions or regulations, it may be subject to termination of contracts or imposition of fines. The Company's contract and subcontract costs and revenues may be subject to adjustment as a result of audits by government auditors. The Company does not believe it will be liable for any such charges and has no liabilities recorded for such charges related to its government contracts at December 31, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under agreements with other companies in its ordinary course of business. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Purchase and Sale of Technologies

Plasma antenna technology

On August 20, 1999 the Company entered into a purchase agreement to acquire plasma antenna technology ("1999 Purchase Agreement"). This technology purchase included one issued and one pending patent (subsequently issued) and the results of prior research and development by the seller. The cash purchase price of $250,000 was expensed as there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed.

On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business. The closing of the transaction was completed in September 2003 and the Company has received all sale proceeds consisting of $150,000 of cash and $850,000 of Markland's common stock. In connection with the sale, the Company incurred patent and license royalty fees under the 1999 Purchase Agreement of $7,500 in cash and $42,500 of the Markland common stock. The Company also paid one inventor $1,500 in cash and $8,500 of the Markland common stock.

Markland began managing the Company's government contracts commencing April 1, 2003. Markland is responsible for contract and plasma antenna related costs and to pay the Company a fee of $2,500 per month for administrative support. The Company is responsible to pay a contract management fee equal to contract revenues. As the contracts have not been assigned to Markland by the government, all revenues and expenses related to the contracts are recognized by the Company with the difference between contract revenues and reimbursable costs payable or receivable from Markland. The Company's remaining government contract is expected to be completed by April 2004. At December 31, 2003 the Company accrued $44,554 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $22,500. The actual amounts to be settled under this arrangement may be more or less depending on contract costs and revenues for the period through April 2004.

Delmar Kintner, who was a part-time plasma antenna technology consultant to the Company from 1999 to March 2003, was CEO of Markland from December 2002 to November 2003.

Separately the Company and Markland entered into a sublicense agreement pursuant to which the Company has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology (see below). The Company is recognizing license fees of $5,000 per month as collected.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Purchase and Sale of Technologies (continued)

Plasma antenna technology (continued)

The sale of the plasma antenna technology and government contracts along with the licensing to Markland of the government rights to the plasma sterilization and decontamination technology has resulted in the discontinuation of government contracting business by the Company which accounted for substantially all revenues during the last three years. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the years ended December 31, 2003, 2002 and 2001 and from inception of the development stage on January 1, 1999 to December 31, 2003, including contract revenues and research and development expenses attributable to Markland, are as follows:


                                                                                             From Inception
                                                                                             of Development
                                                                                                Stage on
                                                            Year Ended December 31,          January 1, 1999
                                                  ----------------------------------------   to December 31,
                                                      2003          2002           2001           2003
                                                  -----------   -----------    -----------    -----------
Contract revenues                                 $   467,855   $   375,677    $    78,026    $ 1,082,094
Proceeds received from sale of antenna business       940,000            --             --        940,000
                                                  -----------   -----------    -----------    -----------
                                                    1,407,855       375,677         78,026      2,022,094
                                                  -----------   -----------    -----------    -----------
Research and development                              405,429       441,469        157,709      1,530,660
Marketing and promotion                                74,847        71,981         46,338        270,989
                                                  -----------   -----------    -----------    -----------
                                                      480,276       513,450        204,047      1,801,649
                                                  -----------   -----------    -----------    -----------
Income (loss) from discontinued operations        $   927,579   $  (137,773)   $  (126,021)   $   220,445
                                                  ===========   ===========    ===========    ===========

Sound reduction technology

In December 2000, the Company entered into a purchase agreement to acquire sound reduction technology for jet engines. This technology employs techniques to modulate the plasma in a jet engine to reduce noise. This technology purchase included one issued U.S. patent and multiple foreign patent applications and the results of prior research and development by the seller. Of the aggregate cash purchase price of $200,000, a total of $100,000 was paid at closing with the balance paid in ten monthly installments of $10,000 commencing February 1, 2001. The $200,000 purchase price was expensed as there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed. Management is unable to determine the fair value of the sound reduction technology. There is no ready market for these patents or technology, which is still in the early stages of development. Management believes this technology is unique and no alternative future uses of the technology exist. Furthermore, management does not have an estimate of the cost of developing the technology to the point of commercial viability or how long such development may take. As a result, future earnings and cash flows are highly uncertain. Traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Purchase and Sale of Technologies (continued)

Sound reduction technology (continued)

The Company is also obligated to pay royalties starting at 6% of product revenues in the first year, 5% in the second year and 4% thereafter for the term of the initial patent. A royalty of 15% is due on license revenues received by the Company and a fee of 10% of sale proceeds is due on the further sale of the technology. There are no minimum royalties.

In August 2002 the Company entered into a $102,140 fixed price contract with the University of Mississippi to perform certain contract research on the Company's plasma sound reduction technology. This work was completed and expensed in 2003. The Company's sound reduction technology will require further development before it can be commercialized into products or licensed to others and there can be no assurance that commercial viability will be achieved.

Plasma Sterilization and Decontamination Technology

On January 31, 2003 the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method. This method was the subject of a government contract awarded to the Company in August 2002 and completed in August 2003. The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees. The licensor is a consultant to the Company on its plasma technologies.

As described above the Company has sublicensed the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada. The Company retains rights to develop, license or sell products using this technology to other parties, including all commercial customers.


Note 4. Investment Securities

The Company holds 266,333 (post reverse split) common shares of Markland Technologies, Inc. a public company traded over the counter. These securities may not be sold in the over the counter market until July 2004 or until a registration statement is effective. They are carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. The cost basis of the securities is $799,000. At December 31, 2003 the unrealized loss was $143,821. The Company believes the decline in value is temporary. The Company may be entitled to receive additional shares of Markland common stock if registration of the shares is delayed beyond February 2004. Markland's shares are volatile and thinly traded.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5. Research Contracts

Government research contracts accounted for 90%, 100% and 90% of revenues (aggregating continued and discontinued operating revenues) in 2003, 2002 and 2001, respectively. One other customer accounted for 10% of revenues in 2001.

In January 2000 and August 2000 the Company obtained two fixed fee research contracts as subcontracts with a prime government contractor that funded further development of the Company's technology. The first contract was for an aggregate of $89,710 which was completed in August 2000. In May 2001 the Company obtained a fixed fee government contract for an aggregate of $62,756 to fund further research on the Company's plasma antenna technology. This contract was completed in November 2001. In December 2001 the Company was granted a three-month interim contract continuation for $34,876.

In April 2002 the Company was awarded a Phase II fixed fee government contract for an aggregate of $595,609 to be performed over a 24-month period. The Company also received a Phase I fixed fee government contract for $65,892 to be performed over a 6-month period and this contract was completed in November 2002. On August 1, 2002 the Company was awarded a Phase I fixed fee government contract for $99,333 completed in July 2003. In January 2003 the Company was awarded a six month Phase I fixed fee government contract for an aggregate of $68,587 completed in June 2003.

At December 31, 2003 the Company was committed to one subcontractor for $34,600 pursuant to a purchaser order for work to be performed under the Phase II contract.

These contracts contain certain provisions allowing the government to terminate the contract prior to completion. There is no assurance all amounts will be earned and billable. Accounts receivable of $187,594 at December 31, 2002 represented $180,946 billed and earned and $6,648 earned but not yet billed. Accounts receivable at December 31, 2003 included $43,991 of billed and earned revenues on the Phase II contract.


Note 6. Note Receivable

The Company has an unsecured note receivable from the prior sale of assets. This 9% note is due in monthly installments of principal and interest of $500 and matures in November 2004.


Note 7. Stockholders' Equity

On August 23, 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. There were no issued or outstanding shares of preferred stock at December 31, 2003.

All share and per share data included in these financial statements have been retroactively adjusted to reflect the abovementioned reverse stock split.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Stockholders' Equity (continued)

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

During 2003, 2002 and 2001, one officer contributed services to the Company without compensation. These services, valued at $24,000 in each year, have been expensed and treated as capital contributions.


Note 8. Stock Option Plan

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

During 2001 the Company granted options on 100,000 common shares exercisable at $0.50 per share until November 19, 2006. The Company recorded $5,500 as the fair value of 50,000 options granted to five consultants who are not directors, officers, or employees of the Company for services rendered in 2001. The amount recorded was determined using the fair value method under the Black-Scholes Option-pricing model assuming a 5% risk free interest rate, a 5 year expected life, a volatility rate of 1% and a 0% dividend rate. At the grant date, the fair value per option granted was $.11. There were no options granted during 2002 or 2003.

During 2003 options on 10,000 shares were cancelled. At December 31, 2003, 90,000 options were outstanding and exercisable and options on 160,000 shares remain available to be granted. At December 31, 2003 and 2002 the options on 90,000 shares and 100,000 shares, respectively, were fully vested and

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

had a weighted average life of 2.9 and 3.9 years and a weighted average exercise price of $0.50 per common share.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 9. Income Taxes

Deferred tax assets at December 31, 2003 and 2002 of $92,000 and $337,000, respectively, were a result of net operating loss carryforwards. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because of the uncertain nature of the ultimate realization of tax losses, a complete valuation allowance is recorded against the deferred tax asset arising from net operating losses.

For tax purposes, the Company has loss carryforwards of approximately $261,000 as of December 31, 2003 that expire between December 31, 2021 and December 31, 2022.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations for the years ended December 31, 2003, 2002 and 2001.

                                               2003         2002        2001
                                            ---------    ---------    ---------
Computed "expected" tax (credit)            $ 237,000    $ (99,000)   $ (81,000)
Increase (decrease) in income taxes
 resulting from:
  Expiration of loss carryforward                  --        2,000
  Increase in valuation allowance            (245,000)      89,000       77,000
  Other                                         8,000        8,000        4,000
                                            ---------    ---------    ---------
                                            $      --    $      --    $      --
                                            =========    =========    =========


Note 10. Related Party Transactions

Commencing in September 1999, the Company began paying a company affiliated with its President an aggregate of $500 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 in 2001. This payment was increased to $750 per month in January 2002 and to $1,000 per month beginning July 2002. Such payments aggregated $10,500 in 2002 and $12,000 in 2003. In addition during 2003, 2002 and 2001, the Company also paid companies affiliated with its President a total of $8,532, $15,828, $5,148, respectively as reimbursements for travel and related costs.

At December 31, 2003 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. During 2003, 2002 and 2001, the Company incurred interest of $22,500, $2,022 and $3,292, respectively in connection with short-term loans from related parties.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 11. Ability to Continue as a Going Concern

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving additional funds from the future sale of investment securities; however, there can be no assurance that any such funds will be obtained. Consequently, additional capital resources are likely to be required to further develop the Company's technologies to the point where they are commercially viable. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and develop market opportunities. Shortly thereafter, the Company expects to license its technologies, which management believes will generate sufficient revenue to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient revenue through the licensing of its technologies to provide sufficient working capital.

Management does not have an estimate of the additional capital necessary to develop its technologies to the point of commercial viability.

The accompanying financial statements do not include any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.