Form 10QSB
period 2004-03-31
ASI TECHNOLOGY CORP
filed 2004-05-17
CIK 7951

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

                    For quarterly period ended March 31, 2004

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

                                 (702) 734-1888
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.02 par value                   3,412,522
         ----------------------------                   ---------
                  (Class)                     (Outstanding at May 10, 2004)

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                 ---     ---

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                                           Page
                                                                                           ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of March 31, 2004 and
                  December 31, 2003                                                          3

                  Statements of Operations and Comprehensive Income (Loss)
                   for the three months ended March 31, 2004 and 2003                        4

                  Statements of Cash Flows for the three
                    months ended March 31, 2004 and 2003                                     5

                  Notes to Interim Financial Statements                                      6

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                                             9

         Item 3. Controls and Procedures                                                    13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                          14
         Item 2. Changes in Securities                                                      14
         Item 3. Defaults upon Senior Securities                                            14
         Item 4. Submission of Matters to a Vote of Security Holders                        14
         Item 5. Other Information                                                          14
         Item 6. Exhibits and Reports on Form 8-K                                           14


         SIGNATURES                                                                         14
         EXHIBITS

Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
(unaudited)
                                                                  March 31,    December 31,
                                                                    2004         2003 (a)
                                                                -----------    -----------
ASSETS
Current Assets
  Cash  and cash equivalents                                    $    98,577    $   179,172
  Accounts receivable                                                59,780         66,492
  Investment securities                                             431,860        655,179
  Note receivable - current                                           4,779          6,487
                                                                -----------    -----------
    Total current assets                                            594,996        907,330
                                                                -----------    -----------

                                                                $   594,996    $   907,330
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $    71,381    $    99,396
  Accrued liabilities                                                12,637         19,869
  Related party demand notes payable                                225,000        225,000
                                                                -----------    -----------
    Total current liabilities                                       309,018        344,265
                                                                -----------    -----------

Commitments

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 3,412,522 each period                     68,250         68,250
  Additional paid-in capital                                      3,445,204      3,439,204
  Accumulated other comprehensive loss                             (429,862)      (143,821)
  Accumulated deficit                                            (2,797,614)    (2,800,568)
                                                                -----------    -----------
    Total stockholders' equity                                      285,978        563,065
                                                                -----------    -----------

                                                                $   594,996    $   907,330
                                                                ===========    ===========

See Notes to Interim Financial Statements.

(a) Derived from the audited financial statements as of December 31, 2003.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
For the Three Months Ended March 31, 2004 and 2003 and For the Period from
Inception of Development Stage on January 1, 1999 to March 31, 2004

                                                                            From Inception
                                                                            of Development
                                                   Three Months Ended           Stage on
                                                        March 31,           January 1, 1999
                                              ---------------------------     to March 31,
                                                    2004          2003           2004
----------------------------------------------------------------------------------------
Contract and License Revenues                  $      --      $     5,000    $    25,000

Operating Expenses
  License fees paid                                   --             --           19,375
  Research and development                           6,300         86,875        312,815
  Marketing and promotion                           14,723          3,000         94,999
  General and administrative                        42,467         43,049        437,737
                                               -----------    -----------    -----------
                                                    63,490        132,924        864,926
                                               -----------    -----------    -----------

Loss from Continuing Operations                    (63,490)      (127,924)      (839,926)

Income (Loss) from Discontinued Operations
  Discontinued operations                            9,040        (27,745)      (710,515)
  Gain on sale of discontinued operations           62,722           --        1,002,722
                                               -----------    -----------    -----------
                                                    71,762        (27,745)       292,207
Nonoperating Income (Expense)
  Interest income                                      292           --           35,060
  Interest expense                                  (5,610)        (5,548)       (43,270)
                                               -----------    -----------    -----------

Net Income (Loss) Before Taxes                 $     2,954    $  (161,217)   $  (555,929)
Income Taxes                                          --             --             --
                                               -----------    -----------    -----------
Net Income (Loss)                              $     2,954    $  (161,217)   $  (555,929)
                                               ===========    ===========    ===========

Basic and Diluted Income (Loss)
 per Common Share
  Continuing Operations                        $     (0.02)   $     (0.04)
                                               ===========    ===========
  Discontinued Operations                      $      0.02    $     (0.01)
                                               ===========    ===========
  Net                                          $      0.00    $     (0.05)
                                                ===========    ===========
Weighted Average Number of Common
  Shares Outstanding                             3,412,522      3,412,522
                                               ===========    ===========

Comprehensive Income (Loss)
  Net Income (Loss)                            $     2,954    $  (161,217)
  Change in unrealized loss on available for
    sale securities                               (286,041)          --
                                               -----------    -----------
  Other Comprehensive Income (Loss)               (283,087)      (161,217)
                                               -----------    -----------
  Comprehensive Income (Loss)                  $  (283,087)   $  (161,217)
                                               ===========    ===========

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Three Months Ended March 31, 2004 and 2003 and For the Period from
Inception of Development Stage on January 1, 1999 to March 31, 2004
                                                                                                                      From Inception
                                                                                                                      of Development
                                                                                         Three Months Ended              Stage on
                                                                                              March 31,              January 1, 1999
                                                                                  ----------------------------------   to March 31,
                                                                                         2004             2003             2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                                 $     2,954       $  (161,217)      $  (555,929)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                                                  6,000             6,000           138,000
    Gain from antenna business sale                                                     (62,722)             --          (1,002,722)
    Common stock and options issued for services                                           --                --              53,500
    Interest paid in common stock                                                          --                --               4,229
    Acquired in-process research and development                                           --                --             450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                                          6,712           (65,167)          (59,780)
      Increase (decrease) in accounts payable and accrued liabilities                   (35,247)          176,421            84,018
      (Decrease) in due to related party                                                   --                --              (5,895)
                                                                                    -----------       -----------       -----------
        Net cash used in operating activities                                           (82,303)          (43,963)         (894,579)
                                                                                    -----------       -----------       -----------
Cash Flows from Investing Activities
  Increase in notes receivable                                                             --                --            (150,000)
  Payments on note receivable                                                             1,708              --             172,560
  Cash proceeds from antenna business sale                                                 --              10,000           141,000
  Purchase of in-process research and development                                          --                --            (450,000)
                                                                                    -----------       -----------       -----------
        Net cash provided by (used) in investing
          activities                                                                      1,708            10,000          (286,440)
                                                                                    -----------       -----------       -----------
Cash Flows from Financing Activities
  Proceeds from related party loans                                                        --                --             435,000
  Net proceeds from sale of common stock                                                   --                --             838,200
                                                                                    -----------       -----------       -----------
        Net cash provided by financing activities                                          --                --           1,273,200
                                                                                    -----------       -----------       -----------
        Net increase (decrease) in cash
          and cash equivalents                                                          (80,595)          (33,963)           92,181
Cash and cash equivalents, beginning of period                                          179,172            83,926             6,396
                                                                                    -----------       -----------       -----------
Cash and cash equivalents, end of period                                            $    98,577       $    49,963       $    98,577
                                                                                    ===========       ===========       ===========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                                                        $    11,342       $      --
Supplemental Schedule of Noncash Investing and
  Financing Activities:
    Contributed services                                                            $     6,000       $     6,000
    Common stock received for antenna business sale                                 $    62,722       $      --

See Notes to Interim Financial Statements

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2004


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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 and the period from inception of the development stage (January 1, 1999) to March 31, 2004. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving future licensing revenues from its decontamination and sterilization technology and its plasma sound reduction technology; however, there can be no assurance of future revenues. Consequently, additional capital resources are likely to be required to further develop and market the Company's technologies. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient revenue through licensing to provide sufficient working capital.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2004


3. INVESTMENT SECURITIES
The Company holds 306,283 (post reverse split) common shares of Markland Technologies, Inc. a public company traded over the counter. A total of 266,333 shares may not be sold in the over the counter market until July 2004 or until a registration statement is effective and the balance may not be sold until March 2005. They are carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. The cost basis of the securities is $861,722. At March 31, 2004 the unrealized loss was $429,862. The Company believes the decline in value is temporary. Markland's shares are volatile and thinly traded.

4. RELATED PARTY DEMAND NOTES AND TRANSACTIONS
At March 31, 2004 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. The Company paid accrued interest of $11,342 to these parties ($3,781 to the officer/director) during the three months ended March 31, 2004.

The Company pays a company affiliated with its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $3,000 for the three months ended March 31, 2004 and 2003. In addition during the three months ended March 31, 2004 the Company also paid a company affiliated with its President a total of $7,632 as reimbursements for travel and related costs.

5. STOCKHOLDERS' EQUITY
During the three months ended March 31, 2004, one officer/stockholder contributed services to the Company without compensation. These services, valued at $6,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At March 31, 2004 there were options outstanding on 90,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first three months of 2004 and at March 31, 2004, 160,000 shares remain available for future option grants.

6. SALE AND LICENSE OF TECHNOLOGY
On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business. The closing of the transaction was completed in September 2003 and the Company has received all sale proceeds consisting of $150,000 of cash and $850,000 of Markland's common stock. In connection with the sale, the Company incurred patent and license royalty fees under the 1999 Purchase Agreement of $7,500 in cash and $42,500 of the Markland common stock. The Company also paid one inventor $1,500 in cash and $8,500 of the Markland common stock. The net number of Markland common shares received (post-reverse split) was 266,333 shares.

In March 2004 the Company received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for a failure to timely register shares previously received.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2004

6. SALE AND LICENSE OF TECHNOLOGY (Continued)
Markland began managing the Company's government contracts commencing April 1, 2003. Markland is responsible for contract and plasma antenna related costs and to pay the Company a fee of $2,500 per month for administrative support. The Company is responsible to pay a contract management fee equal to contract revenues. As the contracts have not been assigned to Markland by the government, all revenues and expenses related to the contracts are recognized by the Company with the difference between contract revenues and reimbursable costs payable or receivable from Markland. The Company's remaining government contract was completed in April 2004. At March 31, 2004 the Company accrued $14,119 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $30,000. The actual amounts to be settled under this arrangement may be more or less depending on contract costs and revenues for the period through April 2004.

Separately in March 2003 the Company and Markland entered into a sublicense agreement pursuant to which the Company sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology. This sublicense agreement was terminated in February 2004.

The sale of the plasma antenna technology and government contracts has resulted in the discontinuation of government contracting business by the Company that accounted for substantially all revenues during the last three years. The
Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the three months ended
March 31, 2004, and 2003 and from inception of the development  stage on January
1, 1999 to March 31, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:

                                                                                          From Inception
                                                                                          of Development
                                                            Three Months Ended               Stage on
                                                                  March 31,               January 1, 1999
                                                       ---------------------------------   to March 31,
                                                           2004           2003                 2004
                                                       -------------  ---------------------------------
Contract revenues and administrative fees                  $ 43,364       $101,000         $ 1,125,458
Proceeds received from sale of antenna business              62,722             --           1,002,722
                                                       ------------------------------------------------
                                                            106,086        101,000           2,128,180
                                                       -------------  ---------------------------------
Research and development                                     31,969         82,369           1,562,629
Marketing and promotion                                       2,355         46,376             273,344
                                                       -------------  ---------------------------------
                                                             34,324        128,745           1,835,973
                                                       -------------  ---------------------------------
Income (loss) from discontinued operations                 $ 71,762       $(27,745)          $ 292,207
                                                       =============  =================================

7. INCOME TAXES
The Company has tax losses to offset the current period's taxable income. At March 31, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

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

We intend to focus our efforts on developing our plasma jet engine noise reduction technology and our plasma technology for sterilization and decontamination. We also intend to continue to identify other technologies for acquisition, licensing or development.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents, investment securities and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first three months of 2004.

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

Investment Securities - Investment securities represents investment in an entity where the Company owns less than five percent and does not exercise influence over operating and financial policies. These securities are expected to be marketable within the next twelve months. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss).

Research and Development Costs - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

We  do  not  have  off-balance   sheet   arrangements,   financings,   or  other
relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

New Accounting Pronouncements and Issues
In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company does not believe it has any VIEs that it would be required to be consolidated.

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

Revenues
--------
We had no revenues from continuing operations for the first three months of 2004. Comparable revenues were $5,000 for the three months ended March 31, 2003 consisting of pre-commercialization licensing revenue on our decontamination and sterilization technology.

Contract revenues included in discontinued operations for the three months ended March 31, 2004 were $43,364. This revenue was recognized on a 24 month U.S.
Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002. Comparable government contract revenues for the first three months of 2003 consisted of $101,000. The reduction in revenues in the current period is due to fewer active contracts and a winding down of the final contract which ended in April 2004.

In March 2004 we received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for a failure to timely register shares previously received on the sale of technology.

We expect a significant reduction in revenues and operating costs in future periods as a result of the sale to Markland of our contracting business and the completion of the final contract in April 2004.

Research and Development
------------------------
Research and development costs from continuing operations in the first three months of 2004 totaled $6,300 of consultancy costs related to our plasma technologies. The comparable amount for the three months ended March 31, 2003 was $86,875 which included $75,000 of company sponsored research on our plasma noise reduction technology. We incurred $31,969 of research and development costs from discontinued operations in the first quarter of 2004 and $82,369 in the comparable period of 2003 consistent with the increased revenue and contract activity in the prior period.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred no patent costs in the first three months of 2004 compared to $4,104 of patent costs in the first three months of 2003. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in the first three months of 2004 were $14,723, an increase from the $3,000 incurred in the first three months of 2003. These costs include $11,131 of travel in 2004 and $3,000 of contributed services in each of the first three months of 2004 and 2003.

Marketing and promotion costs included in discontinued operations were $2,355 for the three months ended March 31, 2004 compared to the $46,376 incurred for the same period of 2003. These costs in 2003 included $20,073 of travel and $23,590 of personnel costs related to visits with prospective development sponsors and working on new contracts. Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------
General and administrative costs in the first three months of 2004 were $42,467 comparable to the $43,049 reported for the first three months of 2003. These costs in 2004 consisted primarily of legal and accounting fees of $28,093, personnel costs of $6,561, $3,000 in contributed services, and $3,000 of rent and administrative expenses paid to a company affiliated with our President.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Income (Loss)
-----------------
We had a loss from continuing operations of $63,490 and a gain from discontinued operations of $71,762 for the three months ended March 31, 2004. The loss from continuing operations was $127,924 and the loss from discontinued operations was $27,745 for the three months ended March 31, 2003. We incurred interest expense of $5,610 and $5,548 in the first quarter of 2004 and 2003. Although we recognized net income of $2,954 for the first quarter of 2004 we anticipate future operating losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to March 31, 2004 was $555,929.

Liquidity and Capital Resources
As of March 31, 2004 and December 31, 2003 we had cash of $98,577 and $179,172, respectively. Net cash used in operating activities was $82,303 during the three months ended March 31, 2004 consisting primarily of a $59,768 net loss (after adjusting for additional antenna business sale gain) reduced by noncash costs of $6,000, increased by a $35,247 decrease in accounts payable and accrued liabilities and decreased by a $6,712 decrease in accounts receivable. The net cash used in operating activities in the first three months of 2003 was $43,963.

Our principal source of liquidity at March 31, 2004 consisted of cash of $98,577 and accounts receivable of $59,780. Other than future proceeds from the possible sale of investment securities valued at $431,860 at March 31, 2004, we have no other unused sources of liquidity at this time.

At March 31, 2004 we had no outstanding commitments for capital expenditures. The Phase II contract awarded in April 2002 includes approximately $5,800 in additional subcontract costs to be performed under a purchase order consistent with the terms of our Phase II government contract. These contracts and the related subcontract costs are the responsibility of Markland but we may be contingently liable for any unpaid amounts.

Based on current expectations and business conditions we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We expect we will have to sell some of our investment securities during 2004 to meet our cash requirements. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations of cash requirements change. These additional funds may be available from licensing or from other sources.

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

Tax Loss Carryforwards
We have tax losses to offset the current year's taxable income. At March 31, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. We have for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Item 3.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this quarterly report on Form 10-QSB was being prepared.

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

                                     ASI Technology Corporation


Date: May 12, 2004              By:  /s/ ERIC M. POLIS
                                    --------------------------------------------
                                    Eric M. Polis
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer
                                    and duly authorized to sign on behalf
                                    of the Registrant)