Form 10QSB
period 2004-06-30
ASI TECHNOLOGY CORP
filed 2004-08-13
CIK 7951

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

                    For quarterly period ended June 30, 2004

                          Commission File Number 0-6428

                           ASI Technology Corporation
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                  88-0105586
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

 980 American Pacific Drive, Suite #111                      89014
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (702) 734-1888
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X    NO
    ------     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.02 par value                  3,412,522
         ----------------------------        ------------------------------
                   (Class)                   (Outstanding at July 31, 2004)

Transitional Small Business Disclosure Format (check one):  YES       NO   X
                                                               -----     -----

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of June 30, 2004 and
                 December 31, 2003                                                                       3

                 Statements of Operations and Comprehensive Income (Loss)
                 for the three and six months ended June 30, 2004 and 2003                               4

                 Statements of Cash Flows for the six months
                 ended June 30, 2004 and 2003                                                            5

                 Notes to Interim Financial Statements                                                   6

         Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                                                            9

         Item 3. Controls and Procedures                                                                13

PART II. OTHER INFORMATION


         Item 1. Legal Proceedings                                                                      13
         Item 2. Changes in Securities                                                                  13
         Item 3. Defaults upon Senior Securities                                                        13
         Item 4. Submission of Matters to a Vote of Security Holders                                    13
         Item 5. Other Information                                                                      13
         Item 6. Exhibits and Reports on Form 8-K                                                       14



         SIGNATURES                                                                                     14
         EXHIBITS


Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
(unaudited)
                                                                  June 30,     December 31,
                                                                   2004          2003 (a)
------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash  and cash equivalents                                    $    74,341    $   179,172
  Accounts receivable                                                22,842         66,492
  Investment securities                                             251,152        655,179
  Note receivable - current                                           3,850          6,487
                                                                -----------    -----------
      Total current assets                                          352,185        907,330

                                                                -----------    -----------

                                                                $   352,185    $   907,330
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $    28,975    $    99,396
  Accrued liabilities                                                11,219         19,869
  Related party demand notes payable                                225,000        225,000
                                                                -----------    -----------
      Total current liabilities                                    265,194        344,265
                                                                -----------    -----------

Commitments

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 3,412,522 each period                     68,250         68,250
  Additional paid-in capital                                      3,451,204      3,439,204
  Accumulated other comprehensive loss                             (610,570)      (143,821)
  Accumulated deficit                                            (2,821,893)    (2,800,568)
                                                                -----------    -----------
      Total stockholders' equity                                     86,991        563,065
                                                                -----------    -----------

                                                                $   352,185    $   907,330
                                                                ===========    ===========

See Notes to Interim Financial Statements.

(a) Derived from the audited financial statements as of December 31, 2003.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003 and For the Period from
Inception of Development Stage on January 1, 1999 to June 30, 2004
                                                                                                                      From Inception
                                                                                                                      of Development
                                                              Three Months Ended             Six Months Ended             Stage on
                                                                   June 30,                       June 30,           January 1, 1999
                                                        -----------------------------   ---------------------------      to June 30,
                                                            2004             2003           2004            2003            2004
------------------------------------------------------------------------------------------------------------------------------------
Contract and License Revenues                           $      --       $    15,000     $      --       $    20,000     $    25,000

Operating Expenses
  License fees paid                                            --             5,625            --            17,500          19,375
  Research and development                                    2,775            --             9,075          75,000         315,590
  Marketing and promotion                                     3,000          11,472          17,723          14,472          97,999
  General and administrative                                 15,712          30,104          58,179          73,153         453,449
                                                        -----------     -----------     -----------     -----------     -----------
                                                             21,487          47,201          84,977         180,125         886,413
                                                        -----------     -----------     -----------     -----------     -----------

Loss from Continuing Operations                             (21,487)        (32,201)        (84,977)       (160,125)       (861,413)

Income (Loss) from Discontinued Operations
  Discontinued operations                                     2,746           3,088          11,786         (24,657)       (707,769)
  Gain on sale of discontinued operations                      --              --            62,722            --         1,002,722
                                                        -----------     -----------     -----------     -----------     -----------
                                                              2,746           3,088          74,508         (24,657)        294,953
                                                        -----------     -----------     -----------     -----------     -----------
Nonoperating Income (Expense)
  Interest income                                                71             386             363             386          35,131
  Interest expense                                           (5,609)         (5,610)        (11,219)        (11,158)        (48,879)
                                                        -----------     -----------     -----------     -----------     -----------

Net (Loss) Before Taxes                                 $   (24,279)    $   (34,337)    $   (21,325)    $  (195,554)    $  (580,208)
Income Taxes                                                   --              --              --              --              --
                                                        -----------     -----------     -----------     -----------     -----------
Net (Loss)                                              $   (24,279)    $   (34,337)    $   (21,325)    $  (195,554)    $  (580,208)
                                                        ===========     ===========     ===========     ===========     ===========

Basic and Diluted Income (Loss)
 per Common Share
  Continuing Operations                                 $     (0.01)    $     (0.01)    $     (0.02)    $     (0.05)
                                                        ===========     ===========     ===========     ===========
  Discontinued Operations                               $      0.00     $      0.00     $      0.02     $     (0.01)
                                                        ===========     ===========     ===========     ===========
  Net                                                   $     (0.01)    $     (0.01)    $     (0.01)    $     (0.06)
                                                        ===========     ===========     ===========     ===========
Weighted Average Number of Common
  Shares Outstanding                                      3,412,522       3,412,522       3,412,522       3,412,522
                                                        ===========     ===========     ===========     ===========

Comprehensive (Loss)
  Net (Loss)                                            $   (24,279)    $   (34,337)    $   (21,325)    $  (195,554)
  Change in unrealized loss on available for
    sale securities                                        (180,708)           --          (466,749)           --
                                                        -----------     -----------     -----------     -----------
  Other Comprehensive (Loss)                               (204,987)        (34,337)       (488,074)       (195,554)
                                                        -----------     -----------     -----------     -----------
  Comprehensive (Loss)                                  $  (204,987)    $   (34,337)    $  (488,074)    $  (195,554)
                                                        ===========     ===========     ===========     ===========

See Notes to Interim Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Six Months Ended June 30, 2004 and 2003 and For the Period from
Inception of Development Stage on January 1, 1999 to June 30, 2004

                                                                                                        From Inception
                                                                                                        of Development
                                                                               Six Months Ended           Stage on
                                                                                   June 30,             January 1, 1999
                                                                         -----------------------------   to June 30,
                                                                                2004          2003           2004
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net (loss)                                                               $   (21,325)   $  (195,554)   $  (580,208)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
    Contributed services                                                        12,000         12,000        144,000
    Gain from antenna business sale                                            (62,722)          --       (1,002,722)
    Common stock and options issued for services                                  --             --           53,500
    Interest paid in common stock                                                 --             --            4,229
    Acquired in-process research and development                                  --             --          450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                                43,650         79,716        (22,842)
      Increase (decrease) in accounts payable and accrued liabilities          (79,071)        79,296         40,194
      (Decrease) in due to related party                                          --             --           (5,895)
                                                                           -----------    -----------    -----------
        Net cash used in operating activities                                 (107,468)       (24,542)      (919,744)
                                                                           -----------    -----------    -----------
Cash Flows from Investing Activities
  Increase in notes receivable                                                    --             --         (150,000)
  Payments on note receivable                                                    2,637          2,114        173,489
  Cash proceeds from antenna business sale                                        --           70,000        141,000
  Purchase of in-process research and development                                 --             --         (450,000)
                                                                           -----------    -----------    -----------
        Net cash provided by (used) in investing
        activities                                                               2,637         72,114       (285,511)
                                                                           -----------    -----------    -----------
Cash Flows from Financing Activities
  Proceeds from related party loans                                               --             --          435,000
  Net proceeds from sale of common stock                                          --             --          838,200
                                                                           -----------    -----------    -----------
        Net cash provided by financing activities                                 --             --        1,273,200
                                                                           -----------    -----------    -----------
        Net increase (decrease) in cash
        and cash equivalents                                                  (104,831)        47,572         67,945
Cash and cash equivalents, beginning of period                                 179,172         83,926          6,396
                                                                           -----------    -----------    -----------
Cash and cash equivalents, end of period                                   $    74,341    $   131,498    $    74,341
                                                                           ===========    ===========    ===========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                                               $    11,342    $      --
Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Contributed services                                                     $    12,000    $    12,000
  Common stock received for antenna business sale                          $    62,722    $      --

See Notes to Interim Financial Statements

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2004

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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and the period from inception of the development stage (January 1, 1999) to June 30, 2004. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2004

3. INVESTMENT SECURITIES
The Company holds 306,283 (post reverse split) common shares of Markland Technologies, Inc. a public company traded over the counter. A total of 266,333 shares may not be sold in the over the counter market until July 2004 or until a registration statement is effective and the balance may not be sold until March 2005. They are carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. The cost basis of the securities is $861,722. At June 30, 2004 the unrealized loss was $610,570. The Company believes the decline in value is temporary. Markland's shares are volatile and thinly traded.

The Company is required to apply the recognition and measurement provisions of EITF No. 03-01 beginning in the third quarter of 2004. Unless the market price of the Markland's common stock has recovered or there is persuasive evidence that recovery in a reasonable period of time is likely, the Company will likely record an impairment charge related to this investment when EITF No. 03-01 becomes effective.

4. RELATED PARTY DEMAND NOTES AND TRANSACTIONS
At June 30, 2004 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. The Company paid accrued interest of $11,342 to these parties ($3,781 to the officer/director) during the six months ended June 30, 2004.

The Company pays a company affiliated with its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 for the six months ended June 30, 2004 and 2003. In addition during the six months ended June 30, 2004 the Company also paid a company affiliated with its President a total of $7,632 as reimbursements for travel and related costs.

5. STOCKHOLDERS' EQUITY
During the six months ended June 30, 2004 and 2003, one officer/stockholder contributed services to the Company without compensation. These services, valued at $12,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At June 30, 2004 there were options outstanding on 90,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first six months of 2004 and at June 30, 2004, 160,000 shares remain available for future option grants.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2004

6. SALE AND LICENSE OF TECHNOLOGY (Continued)
Markland began managing the Company's government contracts commencing April 1, 2003. Markland was responsible for contract and plasma antenna related costs and to pay the Company a fee of $2,500 per month for administrative support. The Company was responsible to pay a contract management fee equal to contract revenues. As the contracts were not assigned to Markland by the government, all revenues and expenses related to the contracts were recognized by the Company with the difference between contract revenues and reimbursable costs payable or receivable from Markland. The Company's last government contract under this arrangement was completed in April 2004 and accordingly the Company does not expect future revenues from discontinued operations. At June 30, 2004 the Company accrued $9,658 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $32,500 for a net amount due the Company by Markland of $22,842.

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

The sale of the plasma antenna technology and government contracts resulted in the discontinuation of government contracting business by the Company that accounted for substantially all revenues during the last three years. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the six months ended June 30, 2004, and 2003 and from inception of the development stage on January 1, 1999 to June 30, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:

                                                                                       From Inception
                                                                                       of Development
                                                              Six Months Ended             Stage on
                                                                 June 30,              January 1, 1999
                                                       -----------------------------     to June 30,
                                                            2004            2003             2004
                                                       ----------------------------------------------
Contract revenues and administrative fees               $    45,864     $   231,131      $ 1,127,958
Proceeds received from sale of antenna business              62,722            --          1,002,722
                                                        -----------     -----------      -----------
                                                            108,586         231,131        2,130,680
                                                        -----------     -----------      -----------
Research and development                                     31,723         205,935        1,562,383
Marketing and promotion                                       2,355          49,853          273,344
                                                        -----------     -----------      -----------
                                                             34,078         255,788        1,835,727
                                                        -----------     -----------      -----------
Income (loss) from discontinued operations              $    74,508     $   (24,657)     $   294,953
                                                        ===========     ===========      ===========

7. INCOME TAXES
The Company has tax losses to offset the current period's taxable income. At June 30, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

Overview
We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We have devoted most of our historical expenditures to develop and commercialize our plasma antenna business which was sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed this technology in January 2003. Our principal business activity is to:

     o Test, validate and develop our patented plasma jet engine noise reduction technology for sale or licensing for use in the commercial and military markets for aircraft engines and industrial gas turbine engines.
     o Validate our cold plasma decontamination and sterilization method and develop military and commercial prototypes. Our goal is to license this technology for production of sterilization and decontamination devices.
     o Pursue other business opportunities including possible acquisitions, licenses, technology purchases or investments. We have no present commitments for any such activities.

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

The Emerging Issues Task Force has issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. EITF No. 03-01 provides that an impairment should be deemed other than temporary unless:

     a. The investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and

     b. Evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.

The Company is required to apply the recognition and measurement provisions of EITF No. 03-01 beginning in the third quarter of 2004. It is possible that the Company will record an impairment charge related to its investment in common shares of Markland Technologies, Inc. when EITF No. 03-01 becomes effective.


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

Revenues
--------
We had no revenues from continuing operations for the first three or six months of 2004. Comparable revenues were $20,000 for the six months (and $15,000 for the three months) ended June 30, 2003 consisting of pre-commercialization licensing revenue on our decontamination and sterilization technology.

Contract revenues included in discontinued operations for the six months ended June 30, 2004 were $45,864. This revenue was primarily from the revenues recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002. Comparable government contract revenues for the first six months of 2003 consisted of $231,131. The reduction in revenues in the current period is due to fewer active contracts and a winding down of the final contract which ended in April 2004. The Company does not expect future revenues from discontinued operations.

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

Research and Development
------------------------
Research and development costs from continuing operations in the first six months of 2004 totaled $9,075 of consultancy costs related to our plasma technologies. The comparable amount for the six months ended June 30, 2003 was $75,000 consisting of company sponsored research on our plasma noise reduction technology. For the second quarter of 2004 we incurred research and development costs on our sterilization technology of $2,775.

We incurred $31,723 of research and development costs from discontinued operations in the first six months of 2004 and $205,935 in the comparable period of 2003 consistent with the increased revenue and contract activity in the prior period. With the completion of contracts in April 2004, the Company does not expect future research and development or other costs from discontinued operations.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred no patent costs in the first six months of 2004 compared to $9,268 of patent costs in the first six months of 2003. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in the first six months of 2004 were $17,723, an increase from the $14,472 incurred in the first six months of 2003. These costs include $11,131 of travel in 2004 and $6,000 of contributed services in each of the first six months of 2004 and 2003. Marketing and promotion costs in the second quarter of 2004 were $3,000 a reduction from the $11,472 in the second quarter of 2003 due to reduced travel and outside consultancy.

Marketing and promotion costs included in discontinued operations were $2,355 for the six months ended June 30, 2004 compared to the $49,853 incurred for the same six month period of 2003. These costs in 2003 included $27,143 of travel and $28,470 of personnel costs related to visits with prospective development sponsors and working on new contracts.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------
General and administrative costs in the first six months of 2004 were $58,179 which is a reduction from the $73,153 reported for the first six months of 2003 resulting primarily from reduced legal and accounting costs. These costs in 2004 consisted primarily of legal and accounting fees of $30,456, personnel costs of $12,187, $6,000 in contributed services, and $6,000 of rent and administrative expenses paid to a company affiliated with our President.

General and administrative costs for the second quarter of 2004 were $15,712 compared to $30,104 for the comparable second quarter of 2003 with reduction primarily resulting from reduced legal fees.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss
--------
We had a loss from continuing operations of $84,977 and a gain from discontinued operations of $74,508 for the six months ended June 30, 2004. The loss from continuing operations was $160,125 and the loss from discontinued operations was $24,657 for the six months ended June 30, 2003. We incurred interest expense of $11,219 and $11,158 in the first six months of 2004 and 2003. We recognized a net loss of $21,325 for the first six months of 2004 and we anticipate future operating losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

During the six months ended June 30, 2004 we had a $466,749 unrealized loss on available for sale securities resulting in a comprehensive loss of $488,074.

The loss for the period from inception of the development stage (January 1, 1999) to June 30, 2004 was $580,208.

Liquidity and Capital Resources
As of June 30, 2004 and December 31, 2003 we had cash of $74,341 and $179,172, respectively. Net cash used in operating activities was $107,468 during the six months ended June 30, 2004 consisting primarily of a $84,047 loss (after adjusting for the non-cash additional antenna business sale gain) reduced by noncash costs of $12,000, increased by a $79,071 decrease in accounts payable and accrued liabilities and decreased by a $43,650 decrease in accounts receivable. The net cash used in operating activities in the first six months of 2003 was $24,542.

Our principal source of liquidity at June 30, 2004 consisted of cash of $74,341 and accounts receivable of $22,842. Other than future proceeds from the possible sale of investment securities valued at $251,152 at June 30, 2004, we have no other unused sources of liquidity at this time.

At June 30, 2004 we had no outstanding commitments for capital expenditures.

Based on current expectations and business conditions we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We may have to sell some of our investment securities during 2004 to meet our cash requirements. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations of cash requirements change or should we be unable or elect not to sell investment securities. Some of these additional funds, if required, may be available from licensing or from other sources.

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

Tax Loss Carryforwards
We have tax losses to offset the current year's taxable income. At June 30, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. We have for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

                             ASI Technology Corporation


Date: August 13, 2004        By:  /s/ ERIC M. POLIS
                                 -----------------------------------------------
                                 Eric M. Polis
                                 Secretary and Treasurer
                                 (Principal Financial and Accounting Officer
                                 and duly authorized to sign on behalf of
                                 the Registrant)