Form 10QSB
period 2004-09-30
ASI TECHNOLOGY CORP
filed 2004-11-12
CIK 7951

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

                  For quarterly period ended September 30, 2004

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
YES    X    NO
    ------     _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.02 par value                 3,412,522
         ----------------------------                 ---------
                   (Class)                 (Outstanding at October 31, 2004)

Transitional Small Business Disclosure Format (check one):  YES        NO  X
                                                                 ---      ---

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of September 30, 2004 and
                    December 31, 2003                                                                     3

                  Statements of Operations and Comprehensive Income (Loss)
                    for the three and nine months ended September 30, 2004 and 2003                       4

                  Statements of Cash Flows for the nine months
                    ended September 30, 2004 and 2003                                                     5

                  Notes to Interim Financial Statements                                                   6

         Item 2. Management's Discussion and Analysis or Plan
                   of Operation                                                                           9

         Item 3. Controls and Procedures                                                                  13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        13
         Item 2. Changes in Securities                                                                    13
         Item 3. Defaults upon Senior Securities                                                          14
         Item 4. Submission of Matters to a Vote of Security Holders                                      14
         Item 5. Other Information                                                                        14
         Item 6. Exhibits and Reports on Form 8-K                                                         14


         SIGNATURES                                                                                       14
         EXHIBITS


Item 1. Financial Statements (unaudited).


ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
(unaudited)

                                                               September 30,   December 31,
                                                                    2004         2003 (a)
------------------------------------------------------------    -----------    -----------
ASSETS
Current Assets
  Cash  and cash equivalents                                    $    58,460    $   179,172
  Accounts receivable                                                22,842         66,492
  Investment securities                                             238,901        655,179
  Note receivable - current                                           1,995          6,487
                                                                -----------    -----------
    Total current assets                                            322,198        907,330
                                                                -----------    -----------

                                                                $   322,198    $   907,330
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $    29,163    $    99,396
  Accrued liabilities                                                16,890         19,869
  Related party demand notes payable                                225,000        225,000
                                                                -----------    -----------
    Total current liabilities                                       271,053        344,265
                                                                -----------    -----------

Commitments

Stockholders' Equity
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 3,412,522 each period                     68,250         68,250
  Additional paid-in capital                                      3,457,204      3,439,204
  Accumulated other comprehensive loss                                 --         (143,821)
  Accumulated deficit                                            (3,474,309)    (2,800,568)
                                                                -----------    -----------
    Total stockholders' equity                                       51,145        563,065
                                                                -----------    -----------

                                                                $   322,198    $   907,330
                                                                ===========    ===========

See Notes to Interim Financial Statements.

(a) Derived from the audited financial statements as of December 31, 2003.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2004

                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                        Stage on
                                                           Three Months Ended               Nine Months Ended       January 1, 1999
                                                              September 30,                    September 30,        to September 30,
                                                          2004            2003            2004            2003            2004
                                                       -----------     -----------     -----------     -----------     -----------
Contract and License Revenues                          $      --       $      --       $      --       $    20,000     $    25,000

Operating Expenses
  License fees paid                                           --              --              --            17,500          19,375
  Research and development                                     605          28,140           9,680         103,140         316,195
  Marketing and promotion                                    3,000           3,656          20,723          18,128         100,999
  General and administrative                                20,464          12,802          78,643          85,955         473,913
                                                       -----------     -----------     -----------     -----------     -----------
                                                            24,069          44,598         109,046         224,723         910,482
                                                       -----------     -----------     -----------     -----------     -----------

Loss from Continuing Operations                            (24,069)        (44,598)       (109,046)       (204,723)       (885,482)

Income (Loss) from Discontinued Operations
  Discontinued operations                                     --             5,622          11,786         (19,035)       (707,769)
  Gain on sale of discontinued operations                     --           940,000          62,722         940,000       1,002,722
                                                       -----------     -----------     -----------     -----------     -----------
                                                              --           945,622          74,508         920,965         294,953
Nonoperating Income (Expense)
  Interest income                                              145             189             508             575          35,276
  Interest expense                                          (5,671)         (5,671)        (16,890)        (16,829)        (54,550)
  Unrealized impairment loss on available-
        for-sale securities                               (622,821)           --          (622,821)           --          (622,821)
                                                       -----------     -----------     -----------     -----------     -----------

Net Income (Loss) Before Taxes                         $  (652,416)    $   895,542     $  (673,741)    $   699,988     $(1,232,624)
Income Taxes                                                  --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Net Income (Loss)                                      $  (652,416)    $   895,542     $  (673,741)    $   699,988     $(1,232,624)
                                                       ===========     ===========     ===========     ===========     ===========

Basic and Diluted Income (Loss)
  per Common Share
    Continuing Operations                              $     (0.01)    $     (0.01)    $     (0.03)    $     (0.06)
                                                       ===========     ===========     ===========     ===========
    Discontinued Operations                            $      --       $      0.28     $      0.02     $      0.27
                                                       ===========     ===========     ===========     ===========
    Net                                                $     (0.19)    $      0.26     $     (0.20)    $      0.21
                                                       ===========     ===========     ===========     ===========
Weighted Average Number of Common
  Shares Outstanding                                     3,412,522       3,412,522       3,412,522       3,412,522
                                                       ===========     ===========     ===========     ===========

Comprehensive Income (Loss)
  Net Income (Loss)                                    $  (652,416)    $   895,542     $  (673,741)    $   699,988
  Change in unrealized loss on available-for-
    sale securities resulting from impairment              610,570            --           610,570            --
                                                       -----------     -----------     -----------     -----------
  Other Income Comprehensive (Loss)                        (41,846)        895,542         (63,171)        699,988
                                                       -----------     -----------     -----------     -----------
  Comprehensive Income (Loss)                          $   (41,846)    $   895,542     $   (63,171)    $   699,988
                                                       ===========     ===========     ===========     ===========

See Notes to Interim Financial Statements

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Nine Months Ended September 30, 2004 and 2003 and For the Period from Inception of Development Stage on January 1, 1999 to September 30, 2004

                                                                                                                      From Inception
                                                                                                                      of Development
                                                                                                                         Stage on
                                                                                          Nine Months Ended          January 1, 1999
                                                                                            September 30,                    to
                                                                                    -----------------------------      September 30,
                                                                                        2004              2003              2004
                                                                                    -----------       -----------       -----------
Cash Flows from Operating Activities
  Net income (loss)                                                                 $  (673,741)      $   699,988       $(1,232,624)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
    Contributed services                                                                 18,000            18,000           150,000
    Gain from antenna business sale                                                     (62,722)         (940,000)       (1,002,722)
    Unrealized impairment loss on available-for-sale securities                         622,821              --             622,821
    Common stock and options issued for services                                           --                --              53,500
    Interest paid in common stock                                                          --                --               4,229
    Acquired in-process research and development                                           --                --             450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                                         43,650           105,578           (22,842)
      Increase (decrease) in accounts payable and accrued liabilities                   (73,212)           91,613            46,053
      (Decrease) in due to related party                                                   --                --              (5,895)
                                                                                    -----------       -----------       -----------
        Net cash used in operating activities                                          (125,204)          (24,821)         (937,480)
                                                                                    -----------       -----------       -----------
Cash Flows from Investing Activities
  Increase in notes receivable                                                             --                --            (150,000)
  Payments on note receivable                                                             4,492             3,425           175,344
  Cash proceeds from antenna business sale                                                 --             141,000           141,000
  Purchase of in-process research and development                                          --                --            (450,000)
                                                                                    -----------       -----------       -----------
        Net cash provided by (used) in investing
          activities                                                                      4,492           144,425          (283,656)
                                                                                    -----------       -----------       -----------
Cash Flows from Financing Activities
  Proceeds from related party loans                                                        --                --             435,000
  Net proceeds from sale of common stock                                                   --                --             838,200
                                                                                    -----------       -----------       -----------
        Net cash provided by financing activities                                          --                --           1,273,200
                                                                                    -----------       -----------       -----------
        Net increase (decrease) in cash
          and cash equivalents                                                         (120,712)          119,604            52,064
Cash and cash equivalents, beginning of period                                          179,172            83,926             6,396
                                                                                    -----------       -----------       -----------
Cash and cash equivalents, end of period                                            $    58,460       $   203,530       $    58,460
                                                                                    ===========       ===========       ===========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                                                        $    11,342       $      --
  Supplemental Schedule of Noncash Investing and
    Financing Activities:
    Contributed services                                                            $    18,000       $    18,000
    Common stock received for antenna business sale                                 $    62,722       $   799,000

See Notes to Interim Financial Statements

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2004

1. OPERATIONS

ASI Technology Corporation, a Nevada Corporation ("Company") acquired plasma antenna technology (August 1999), plasma sound reduction technology (December
2000) and licensed plasma technology for decontamination and sterilization invented by one of its consultants (January 2003). Since 1999 the Company has been engaged in the development and commercialization of the plasma technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999 the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. In September 2003 the Company completed the sale of its plasma antenna technology and related government contracts. The deficit incurred during the development stage represents the accumulated deficit since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and the period from inception of the development stage (January 1, 1999) to September 30, 2004. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2004

3. INVESTMENT SECURITIES

The Company holds 306,283 (post reverse split) common shares of Markland Technologies, Inc. a public company traded over the counter. The cost basis of the securities is $861,722. Previously the securities were carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. There has been a substantial decline in the value of the securities and there is no assurance of future recovery in value. The value of the securities at September 30, 2004 was $238,901 and the Company has recorded an unrealized loss on available-for-sale securities of $622,821 in the current period to reduce the carrying value of the securities to their market value at September 30, 2004. The Company has accordingly reversed the cumulative unrealized loss of $610,570 previously recorded as a comprehensive loss in stockholders' equity.

4. RELATED PARTY DEMAND NOTES AND TRANSACTIONS

At September 30, 2004 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. The Company paid accrued interest of $11,342 to these parties ($3,781 to the officer/director) during the nine months ended September 30, 2004.

The Company pays a company affiliated with its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $9,000 for the nine months ended September 30, 2004 and 2003. In addition during the nine months ended September 30, 2004 the Company also paid a company affiliated with its President a total of $7,632 as reimbursements for travel and related costs.

5. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2004 and 2003, one officer/stockholder contributed services to the Company without compensation. These services, valued at $18,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At September 30, 2004 there were options outstanding on 90,000 common shares exercisable at $0.50 per share through 2006. All outstanding options are vested and exercisable. There were no options granted in the first nine months of 2004 and at September 30, 2004, 160,000 shares remain available for future option grants.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                               September 30, 2004

6. SALE AND LICENSE OF TECHNOLOGY (Continued)

Markland began managing the Company's government contracts commencing April 1, 2003. Markland was responsible for contract and plasma antenna related costs and to pay the Company a fee of $2,500 per month for administrative support. The Company was responsible to pay a contract management fee equal to contract revenues. As the contracts were not assigned to Markland by the government, all revenues and expenses related to the contracts were recognized by the Company with the difference between contract revenues and reimbursable costs payable or receivable from Markland. The Company's last government contract under this arrangement was completed in April 2004 and accordingly the Company does not expect future revenues from discontinued operations. At the conclusion of the contract the Company accrued $9,658 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $32,500 for a net amount due the Company by Markland of $22,842.

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

The sale of the plasma antenna technology and government contracts resulted in the discontinuation of government contracting business by the Company that accounted for substantially all revenues during the last three years. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology and government contracts) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the nine months ended September 30, 2004, and 2003 and from inception of the development stage on January 1, 1999 to September 30, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:

                                                                                                       From Inception
                                                                                                       of Development
                                                                           Nine Months Ended              Stage on
                                                                             September 30,            January 1, 1999
                                                                     ----------------------------     to September 30,
                                                                        2004              2003              2004
                                                                     ----------        ----------        ----------
Contract revenues and administrative fees                            $   45,864        $  380,920        $1,127,958
Proceeds received from sale of antenna business                          62,722           940,000         1,002,722
                                                                     ----------        ----------        ----------
                                                                        108,586         1,320,920         2,130,680
                                                                     ----------        ----------        ----------
Research and development                                                 31,723           339,547         1,562,383
Marketing and promotion                                                   2,355            60,408           273,344
                                                                     ----------        ----------        ----------
                                                                         34,078           399,955         1,835,727
                                                                     ----------        ----------        ----------
Income (loss) from discontinued operations                           $   74,508        $  920,965        $  294,953
                                                                     ==========        ==========        ==========

7. INCOME TAXES

The Company has tax losses to offset the current period's taxable income. At September 30, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

Overview

We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We have devoted most of our historical expenditures to develop and commercialize our plasma antenna business that was sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed this technology in January 2003. Our principal business activity is to:

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

Investment Securities - Investment securities represents investment in an entity where the Company owns less than five percent and does not exercise influence over operating and financial policies. These securities are expected to be marketable within the next twelve months. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). The Emerging Issues Task Force issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. EITF No. 03-01 provides that an impairment should be deemed other than temporary unless:

     a. The investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and

     b. Evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.

In October 2004 the Financial Accounting Standards Board delayed indefinitely the measurement and recognition provisions of EITF No. 03-01.

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

The Emerging Issues Task Force issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. Although the recognition and measurement provisions of EITF 03-01 have since been delayed, management believes the securities are impaired and consistent with the provisions of FASB Statement No. 115 Accounting for Certain Investments in Debt and Equity Securities, and SEC Staff Accounting Bulletin 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, an impairment loss of $622,821 was recorded.

In March 2004, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards Statement to address the accounting for stock-based employee plans. The proposed statement, in its current form, would eliminate the ability to account for share-based compensation transactions using APB 25 and instead require that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement, in its current form, would result in income statement effects similar to what is currently disclosed using a proforma basis (see the discussion under the caption "Stock-Based Compensation Plans" below) as allowed under Statement No. 123. The adoption of this proposed statement in its current form is not expected to have a material impact on the Company's financial statements.

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

Revenues
--------
We had no revenues from continuing operations for the first three or nine months of 2004. Comparable revenues were $20,000 for the nine months (and nil for the three months) ended September 30, 2003 consisting of pre-commercialization licensing revenue on our decontamination and sterilization technology.

Contract revenues included in discontinued operations for the nine months ended September 30, 2004 were $45,864. This revenue was primarily from the revenues recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002. Comparable government contract revenues for the first nine months of 2003 consisted of $380,920. The reduction in revenues in the current period is due to fewer active contracts and a winding down of the final contract that ended in April 2004. The Company does not expect future revenues from discontinued operations.

In March 2004 we received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for a failure to timely register shares previously received on the sale of technology.

We expect a reduction in revenues and operating costs in future periods as a result of the sale to Markland of our contracting business and the completion of the final contract in April 2004.

Research and Development
------------------------
Research and development costs from continuing operations in the first nine months of 2004 totaled $9,680 of consultancy and patent costs related to our plasma technologies. The comparable amount for the nine months ended September 30, 2003 was $103,140 which included $75,000 of company sponsored research on our plasma noise reduction technology. For the third quarter of 2004 we incurred research and development costs on our sterilization technology of $605.

We incurred $31,723 of research and development costs from discontinued operations in the first nine months of 2004 and $339,547 in the comparable period of 2003 consistent with the increased revenue and contract activity in the prior period. With the completion of contracts in April 2004, the Company does not expect future research and development or other costs from discontinued operations.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $605 of patent costs in the first nine months of 2004 compared to $11,384 of patent costs in the first nine months of 2003. Patent costs vary significantly from period to period depending on the timing of filing fees and management decisions on patent efforts.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in the first nine months of 2004 were $20,723, an increase from the $18,128 incurred in the first nine months of 2003. These costs include $11,131 of travel in 2004 and $9,000 of contributed services in each of the first nine months of 2004 and 2003. Marketing and promotion costs in the third quarter of 2004 were $3,000 comparable to the $3,656 in the third quarter of 2003.

Marketing and promotion costs included in discontinued operations were $2,355 for the nine months ended September 30, 2004 compared to the $60,408 incurred for the same nine month period of 2003. These costs in 2003 included $34,010 of consulting costs with the balance consisting primarily of travel costs to prospective customers.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------
General and administrative costs in the first nine months of 2004 were $78,463 which is a reduction from the $85,955 reported for the first nine months of 2003 resulting primarily from reduced legal and accounting costs. These costs in 2004 consisted primarily of legal and accounting fees of $38,688, personnel costs of $18,187, $9,000 in contributed services, and $9,000 of rent and administrative expenses paid to a company affiliated with our President.

General and administrative costs for the third quarter of 2004 were $20,464 compared to $12,802 for the comparable third quarter of 2003 with the increase resulting primarily from audit and accounting fees.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss
--------
We had a loss from continuing operations of $109,046 and a gain from discontinued operations of $74,508 for the nine months ended September 30, 2004. The loss from continuing operations was $204,723 and the gain from discontinued operations was $920,965 for the nine months ended September 30, 2003. We incurred interest expense of $16,890 and $16,829 in the first nine months of 2004 and 2003. As described in Note 3 above, we recognized an unrealized impairment loss on available-for-sale securities in the third quarter and also for the nine months ended September 30, 2004 of $622,821.

As a result of the above, we recognized a net loss of $673,741 for the first nine months of 2004 and we anticipate future operating losses until we are able to commercialize and license our technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs and also future gains or losses from our available-for-sale securities.

During the three and nine months ended September 30, 2004 we reclassified the cumulative unrealized loss on available-for-sale securities of $610,570 which was a component of stockholders' equity due to the recording of impairment on the securities.

The loss for the period from inception of the development stage (January 1, 1999) to September 30, 2004 was $1,232,624.

Liquidity and Capital Resources

As of September 30, 2004 and December 31, 2003 we had cash of $58,460 and $179,172, respectively. Net cash used in operating activities was $125,204 during the nine months ended September 30, 2004. The net cash used in operating activities in the first nine months of 2003 was $24,821.

Our principal source of liquidity at September 30, 2004 consisted of cash of $58,460 and accounts receivable of $22,842. Other than future proceeds from the possible sale of investment securities valued at $238,901 at September 30, 2004, we have no other unused sources of liquidity at this time.

At  September  30,  2004  we  had  no   outstanding   commitments   for  capital
expenditures.

Based on current expectations and business conditions we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We may have to sell some of our investment securities during the next twelve months to meet our cash requirements. We may require additional funds to pay or refinance the demand notes or finance operations should our expectations of cash requirements change or should we be unable or elect not to sell investment securities. Some of these additional funds, if required, may be available from licensing or from other sources.

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

Tax Loss Carryforwards

We have tax losses to offset the current year's taxable income. At September 30, 2004 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. We have for federal income tax purposes net operating loss carryforwards of approximately $261,000 that expire between 2021 and 2022 and which may be subject to limitations under the Internal Revenue Code, as amended.

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

                                   ASI Technology Corporation


Date: November 12, 2004            By:  /s/ ERIC M. POLIS
                                        ----------------------------------------
                                        Eric M. Polis
                                        Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer and duly authorized to sign on
                                        behalf of the Registrant)