Form 10KSB
period 2004-12-31
ASI TECHNOLOGY CORP
filed 2005-03-30
CIK 7951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $-0-
                                                         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2004 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant) was $407,800.

As of March 25, 2005 there were 3,412,522 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================

                                                TABLE OF CONTENTS
                                                                                                                 Page
                                                                                                                 ----
                                     PART I
ITEM 1.       Description of Business                                                                             3
ITEM 2.       Description of Property                                                                             8
ITEM 3.       Legal Proceedings                                                                                   8
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                 9

                                     PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters                                            9
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          10
ITEM 7.       Financial Statements                                                                               18
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               18
ITEM 8A.      Controls and Procedures                                                                            18
ITEM 8B.      Other Information                                                                                  18

                                    PART III
ITEM 9.       Directors and Executive Officers, Promoters of the Registrants                                     18
ITEM 10.      Executive Compensation                                                                             20
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                                        21
ITEM 12.      Certain Relationships and Related Transactions                                                     22
ITEM 13.      Exhibits                                                                                           22
ITEM 14.      Principal Accountant Fees and Services                                                             22
SIGNATURES                                                                                                       23
FINANCIAL STATEMENTS                                                                                            F-1
EXHIBIT INDEX                                                                                                    22

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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction
ASI Technology Corporation is a development stage company, incorporated under the laws of the State of Nevada. We purchased patented plasma antenna technology in August 1999 and purchased patented plasma sound reduction technology for jet engines in December 2000. We acquired an exclusive license to a plasma technology for sterilization and decontamination in January 2003. After making pioneering developments in plasma antenna technology between 1999 and 2003, we sold our plasma antenna business in 2003 to focus resources on our other patented plasma technologies, each in an early stage of development. We had no significant assets or liabilities prior to the purchase of the plasma antenna technology when we commenced our strategy of acquiring and developing new technologies for licensing or sale. During the period from 1995 until 1999, we were inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs.

We currently own two plasma technologies. Our plasma sterilization and decontamination technology employs resistive electrodes to efficiently produce high volumes of atmospheric pressure plasma also known as cold plasma. Our cold plasma generation method uses low voltage to produce high volumes of cold plasma. Cold plasma has been demonstrated in an initial study by us, and in published research by Professor Laroussi and other scientists, as useful for sterilization, decontamination and for use in certain industrial processing. We have acquired an exclusive license from the inventor for this patented method of cold plasma generation. Our plan is to develop prototype devices to validate and demonstrate this technology for government and commercial applications and license the technology.

In August 2003, we completed a study of the use of this technology for decontamination of forward-deployed equipment and facilities exposed to biological warfare agents. Our experiments indicated that effective decontamination can be achieved with this method. During 2004 we focused our development efforts on improving our plasma sterilization and decontamination prototypes, performing additional laboratory testing and sponsoring experiments reported in scientific publications.

We also own patented plasma sound reduction technology. This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. Jet engine noise emissions are highly regulated and airlines and engine manufacturers incur significant costs to meet increasingly stringent regulations. Although our basic technology concept has been tested in laboratory tests using hot plasma-type flames, our goal is to validate this technology on reduced scale jet engines and thereafter develop and sell or license the technology for use in reducing the noise emissions of jet engines. During 2003, we paid for a research study performed by the National Center for Physical
Acoustics at the University of Mississippi. We believe this study provided important experimental validation of our method of active jet noise control. While we are evaluating the next development steps, our focus in 2004 was and in 2005 is expected to continue to be on our plasma sterilization and decontamination technology.

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

Key Business Developments

Beginning in early 1999, we developed a strategy focusing on acquiring and exploiting technology. In August 1999, we purchased plasma antenna technology and commenced development. We paid for research and prototype development and also obtained sponsored development from General Dynamics' Electric Boat Corporation and U.S. Government agencies. In December 2000, we purchased our plasma sound reduction technology for jet engines. In January 2003, we acquired an exclusive license on the patent and technology underlying the plasma sterilization and decontamination technology that we had begun developing in August 2002.

On March 19, 2003, we entered into an agreement to sell the patents, patent applications, equipment, government contract rights and other intellectual property rights comprising our plasma antenna business to Markland Technologies, Inc., a Florida corporation ("Markland"). The closing of the transaction was completed in September 2003, We received sale proceeds consisting of $150,000 of cash and $850,000 of Markland common stock. In connection with the sale, we incurred patent and license royalty fees under the 1999 Purchase Agreement of $7,500 in cash and $42,500 of the Markland common stock. The Company also paid one inventor $1,500 in cash and $8,500 of the Markland common stock. The net number of Markland common shares received (post-reverse split) was 266,333 shares.

In March 2004 we received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for their failure to timely register shares previously received.

Markland began managing our government contracts commencing April 1, 2003. Markland was responsible for contract and plasma antenna related costs and for a fee to us of $2,500 per month for administrative support. We were responsible to pay a contract management fee equal to contract revenues. All such contracts were completed by April 2004 and our management arrangement with Markland terminated. The sale of the plasma antenna technology and government contracts to Markland resulted in the discontinuation of our plasma antenna technology business that accounted for substantially all revenues during the last three years.

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

In August 2003, we completed a study of the use of this technology for the decontamination of forward-deployed equipment and facilities exposed to biological warfare agents. Our experiments indicated that effective decontamination can be achieved with our method of cold plasma generation.

During 2004 we continued to test and evaluate our plasma sterilization and decontamination technology. We developed a new and improved prototype device replicating the experiments conducted by Dr. Alexeff at his University of Tennessee laboratory. During 2005 we intend to design, develop and test a production prototype in anticipation of future production of our proprietary cold plasma generator by licensees or others. We may also seek other business opportunities including investments, new research, technology or other acquisitions or other business development efforts.

There can be no assurance that we can develop our plasma technologies and become commercially successful.

Terms of Technology Agreements

Plasma Sterilization and Decontamination
----------------------------------------
Effective on January 1, 2003, we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. This agreement also provides for future royalty payments to the inventor based on product sales or sublicense fees. The inventor is a consultant to us on our plasma technologies. The licensed technology was developed prior to the consultant's work with us.

Plasma Sound Reduction
----------------------
On December 30, 2000, we signed a purchase agreement (the "Sound Reduction Purchase Agreement") for the plasma sound reduction technology with American Technology Corporation ("ATC"), an unaffiliated company. The patent on this technology was issued in 1999 and expires in 2017.

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

Description of our Plasma Technology

Plasma
------
The different states of matter generally found on earth are solid, liquid, and gas. Sir William Crookes, an English physicist, identified a fourth state of matter, now called plasma, in 1879. Plasma is by far the most common form of matter. Plasma in the stars and in the tenuous space between them makes up over 99% of the visible universe and perhaps most of that which is not visible. Plasmas are created each time a fluorescent light is turned on. Jets of plasma spin and maneuver orbiting satellites. Important to our technologies, plasmas are conductive assemblies of charged and neutral particles and fields that exhibit collective effects. Plasmas carry electrical currents and generate magnetic fields. Plasmas have also demonstrated effectiveness in destroying toxic molecules.

Plasma Sterilization and Decontamination
----------------------------------------
Atmospheric pressure plasmas or room temperature plasmas generated at relatively low energy levels are known as cold plasmas. Cold plasmas have demonstrated effectiveness in rapid sterilization, decontamination and industrial processing. When generated, cold plasma is a bluish substance that resembles a fog like gas. Cold plasma can destroy deadly microbes lodged on the skin, weapons, medical instruments or clothing. Research has shown that plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents like anthrax.

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

We  are   currently   focusing  our   development   on  the  areas  of  building
decontamination and purification and medical decontamination. Management's efforts are at a preliminary stage and management does not have a timetable or an estimate of the cost of developing these applications. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

Plasma Sound Reduction Technology
---------------------------------
Jet engines and, more specifically, the gas turbine jet engines employed in most aircraft are notorious for their excessive noise level whether in aircraft or in industry or on ships. The noise pollution can be uncomfortable and possibly even dangerous to humans. As a result, there are a variety of government regulations imposed, requiring aircraft to adhere to certain maximum noise levels and limit the number of takeoff and landings of certain aircraft based on their level of overall noise output. The military is also responding to noise pollution by studying methods to reduce military jet engine noise. Numerous airports have imposed additional restrictions on airplane noise levels, noise budgets, mandatory flight paths and runway restrictions, which limit the ability of carriers to increase services or operate as desired at these airports.

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

We are currently focusing our limited resources on our plasma sterilization and decontamination technology and have no immediate plans to develop our method of sound reduction for jet engines but continue to seek sponsorship to fund further experimentation or development. We have no established timetable for the development of this technology nor do we have an estimate of the necessary costs.

Market Opportunities and Strategy

Plasma Sterilization and Decontamination
----------------------------------------
Cold plasma has been used in semiconductor manufacturing for more than 15 years. It is an expensive part of the semiconductor manufacturing process. We have no present plans to address this market.

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

Plasma Sound Reduction
----------------------
We believe that our plasma sound reduction technology, if successfully proven, may have applications in most jet and gas turbine engine applications, whether for aircraft, industry or ships. We may have the opportunity to make certain non-conforming jet engines or aircraft become conforming to existing noise regulations, thereby increasing the value of older engines. This could have an impact on existing aircraft. We also believe there are military applications of this technology.

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

Government Regulation
Medical facilities, medical equipment and food processing and distribution are all highly regulated. It is likely that any equipment developed for sterilization or decontamination will be subject to existing government regulations and require advance approval prior to sale or use. This could increase the costs of development and commercialization and extend the time to market for any devices developed with our plasma sterilization or decontamination technology.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively through licensing in our proposed markets. The technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, may hold patents in competing areas. Although we do not believe any existing patents would inhibit our ability to license our plasma technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patent, or that licensed by us, have not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our technologies or the circumvention of our patents, by competitors could have a material adverse effect on our ability to compete successfully.

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

Research and Development
For the years ended December 31, 2004, 2003 and 2002, we invested $132,261, $511,944 and $441,469, respectively, on research and development, including the acquired technology. In 2002, we obtained $375,677 from two customers for sponsored research and development. In 2003 we obtained $445,355 from three customers for sponsored research and development and in 2004 we obtained $45,864 from one customer for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

Employees
We have no full-time employees and our two executive officers provide only part-time services to the Company. We employ technical consultants or others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. Commencing in September 1999, we began paying a company affiliated with Mr. Polis an aggregate of $500 per month for office rent and bookkeeping and administrative services. This was increased to $750 per month in January 2002 and to $1,000 per month, on a month-to-month basis, in July 2002 reflecting increased office and administrative activity. We believe these terms are no less favorable than what could be obtained from outside providers.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
On April 4, 2002, our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. Prior to that date there had been no public trading market for our securities since 1982. The market for our common stock has been sporadic and very limited.

The following table sets forth the high and low bid quotations for our common stock for the years ended December 31, 2003 and 2004:

                                                              Bid Quotations
                                                          ----------------------
                                                          High             Low
                                                          ----             ---
Year Ending December 31, 2003
           First Quarter                                  $0.32            $0.11
           Second Quarter                                 $0.30            $0.21
           Third Quarter                                  $0.21            $0.11
           Fourth Quarter                                 $0.25            $0.20
Year Ending December 31, 2004
           First Quarter                                  $0.34            $0.11
           Second Quarter                                 $0.20            $0.16
           Third Quarter                                  $0.20            $0.16
           Fourth Quarter                                 $0.30            $0.16

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We had 1,050 holders of record of our 3,412,522 shares of common stock at December 31, 2004, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At December 31, 2004 we had an accumulated deficit of approximately $3.5 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits.

At December 31, 2004, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan which plan has been approved by our stockholders. The following table gives information as of December 31, 2004:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
                                            ---                          ---                          ---
Equity compensation plans
approved by security holders              140,000                       $0.44                       110,000

Equity compensation plans not
approved by security holders                --                           --                           --
-----------------------------  ----------------------------   --------------------------   ------------------------
Total                                     140,000                       $0.44                       110,000
=============================  ============================   ==========================   ========================

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

Recent Sales of Unregistered Securities
No securities were sold within the past three years that were not registered under the Securities Act that were not previously reported in prior quarterly, annual or 8-K filings.

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

Overview
We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We devoted most of our historical expenditures to develop and commercialize our plasma antenna business which was sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants.

Our principal business activity in 2004 and expected in 2005 are efforts to validate our cold plasma decontamination and sterilization method, develop commercial and military prototypes and source applications and partners for the technology. Our goal is to license this technology for production of sterilization and decontamination devices. We are not currently devoting research efforts on our patented plasma jet engine noise reduction technology but may do so in the future.

Although our initial experiments with our cold plasma decontamination and sterilization method have shown promise in the laboratory and during initial prototype development tasks, we do not have sufficient operating or test data to validate the technology or determine the prospects for successful commercial exploitation of our method compared to alternatives. The outlook for this technology is uncertain but management believes that results to date are encouraging and warrant continued expenditures and efforts to commercialize this technology in 2005. We may also seek other business opportunities including investments, new research, technology or other acquisitions or other business development efforts.

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

Critical Accounting Policies and Estimates
We describe our significant accounting policies in the notes to our financial statements included in this Annual Report on Form 10-KSB. However, in response to the SEC's Release No. FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: contract revenue recognition, patents and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for 2004. However, due to a substantial decline in the value of investment securities without assurance of recovery, we recorded an unrealized loss on investment securities during 2004.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition - Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development. We do not anticipate that costs of contracts will exceed revenues.

Patents - Patent costs related to our acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Investment Securities - We account for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. Our marketable securities relate to shares of common stock of one unaffiliated company received in exchange for the sale of our plasma antenna business. They are valued at the quoted market price on the over-the-counter market. We classify these marketable securities as available-for-sale and, previously carried the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). During the third quarter of 2004 we determined that there had been a substantial decline in the value of our investment securities and there was no assurance of future recovery in value. Management determined our investment securities were impaired and an impairment loss was recorded and the cumulative unrealized loss previously recorded as a comprehensive loss in stockholders' equity was reversed.

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



                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                        Stage on
                                                                                  Year Ended December 31,            January 1, 1999
                                                                  -------------------------------------------------- to December 31,
                                                                        2004            2003             2002              2004
                                                                  ------------------------------------------------------------------
Contract revenues                                                 $    45,864       $   467,855       $   375,677        $ 1,127,958
Proceeds received from sale of antenna business                        62,722           940,000              --            1,002,722
                                                                  ------------------------------------------------------------------
                                                                      108,586         1,407,855           375,677          2,130,680
                                                                  ------------------------------------------------------------------
Research and development                                               31,723           405,429           441,469          1,562,383
Marketing and promotion                                                25,197            74,847            71,981            296,186
                                                                  ------------------------------------------------------------------
                                                                       56,920           480,276           513,450          1,858,569
                                                                  ------------------------------------------------------------------
Income (loss) from discontinued operations                        $    51,666       $   927,579       $  (137,773)       $   272,111
                                                                  ==================================================================

We do not expect further discontinued revenues or costs in 2005 resulting from such discontinued segment.

Results of Operations - 2004 vs. 2003

Revenues
--------
Revenues from continuing operations for 2004 were nil compared to $25,000 of license fee revenue during 2003. We terminated our one outside license for our plasma sterilization and decontamination technology in February 2004 for nonpayment of monthly license fees and obtained no other sources of revenue during 2004.

Contract revenues included in discontinued operations for the year ended December 31, 2004 were $45,864. This revenue was recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002. Revenues for 2003 consisted of $467,855 of revenue from government contracts. The decrease in revenues in the current year is due to the termination of final contracts and the fact that we did not seek new contracts due to the sale of our plasma antenna business. We expect a significant reduction in revenues and operating costs in future periods as a result of the sale to Markland of our contracting business.

There can be no assurance of future revenues from our plasma technologies.

Research and Development
------------------------
Research and development costs from continuing operations in 2004 totaled $17,160 on company sponsored research on our plasma sterilization and decontamination technology. In 2003 such costs totaled $106,515 and included $103,140 for contract work performed by the University of Mississippi on our plasma noise reduction technology.

Total research and development costs from discontinued operations were $31,723 in 2004 and $405,429 for 2003. The decrease resulted from the winding down of our government contracting business resulting from the sale of the plasma antenna business.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $605 in patent costs in 2004 compared to $11,384 of patent costs in 2003. The reduction results from the sale of the plasma antenna technology and related patents.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in 2004 were $23,723 comparable to 2003 that had $23,241 of similar costs. These costs in 2004 included $11,131 of travel and $12,000 of contributed services.

Marketing and promotion costs included in discontinued operations were $25,197 in 2004 and $74,847 in 2003. The reduction results from the sale of the plasma antenna business.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------
General and administrative costs in 2004 were $102,898, comparable to 2003's total of $104,230. These costs in 2004 consisted primarily of legal and accounting fees of $46,408, personnel costs of $26,668, $12,000 in contributed services, $4,047 of shareholder related costs and $12,000 of rent and administrative expenses paid to a company affiliated with our President.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss
--------
We had an operating loss of $143,781 and a gain from discontinued operations of $51,666 for 2004. We recognized additional net proceeds of $62,722 from the sale of our antenna business included in discontinued operations. During the third quarter of 2004 we determined that there had been a substantial decline in the value of our investment securities and there was no assurance of future recovery in value and that such impairment was other than temporary. Accordingly, we incurred an unrealized other than temporary impairment loss on available-for-sale securities of $603,521 in 2004 and interest expense of $22,562. As a result of these items we recorded an aggregate net loss of $716,043 in 2004 compared to an aggregate net gain of $677,409 in 2003 that included $940,000 of proceeds from the sale of the plasma antenna business. We anticipate future operating losses until we are able to commercialize and license our remaining plasma technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2004 was $1,274,926.

Results of Operations - 2003 vs. 2002

Revenues
--------
Revenues from continuing operations for 2003 were $25,000, consisting of pre-commercialization licensing revenue on our sterilization and decontamination technology. We incurred $19,375 of license fees for this technology during 2003. We are recognizing monthly licensing fees as collected due to the uncertainty of collection. There were no continuing operation revenues for 2002.

Contract revenues included in discontinued operations for the year ended December 31, 2003 were $445,355. This included $308,917 recognized on a 24 month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002, $67,851 recognized on a 12-month Phase I Air Force Small Business Technology Transfer ("STTR") contract awarded in August 2002 and $68,587 recognized on a U.S. Navy Phase I six-month contract awarded in January 2003. Revenues for 2002 consisted of $375,677 of revenue from government contracts. The increase in revenues in 2003 was due to additional new contracts. Contract revenues are subject to significant variability due to the nature of contract research work.

Research and Development
------------------------
Research and development costs from continuing operations in 2003 totaled $106,515 of company sponsored research on our plasma noise reduction and plasma sterilization and decontamination technology. The primary expenditure was $103,140 for contract work performed by the University of Mississippi on our plasma noise reduction technology. We incurred no comparable costs in 2002 for continued technologies.

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

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in 2003 were $23,241, comparable to the $22,835 incurred in 2002. These costs include $9,823 of travel in 2003 and $12,000 of contributed services.

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

General and Administrative Costs
--------------------------------
General and administrative costs in 2003 were $104,230 compared to $116,097 reported for 2002. These costs in 2003 consisted primarily of legal and accounting fees of $47,877, personnel costs of $24,248, $12,000 in contributed services, $7,036 of shareholder related costs and $12,000 of rent and administrative expenses paid to a company affiliated with our President. General and administrative expenses for 2002 included $33,000 of non-cash services.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Net Loss
--------
We had an operating loss of $228,361 and a gain from discontinued operations of $927,579 for 2003. We recognized net proceeds of $940,000 from the sale of our antenna business included in discontinued operations. We incurred interest expense of $22,500. We recorded an aggregate net gain of $677,409 in 2003. We anticipate future operating losses until we are able to commercialize and license our remaining plasma technologies. The level of future losses will be dependent on our expenses and future revenues, if any, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to December 31, 2003 was $558,883.

Liquidity and Capital Resources
As of December 31, 2004 and December 31, 2003 we had cash of $94,262 and $179,172, respectively. Net cash used in operating activities was $169,291 during 2004, consisting primarily of a $104,036 net loss (after adjusting for the antenna business gain of $62,722, the non-cash impairment charge on investment securities of $603,521 and other noncash costs of $71,208 or an aggregate of $612,007) reduced further by a $108,906 decrease in accounts payable and accrued liabilities and increased by a $43,650 increase in accounts receivable. The net cash used in operating activities in 2003 was $50,063.

Our principal source of liquidity at December 31, 2004 consisted of cash of $94,262 and investment securities of $160,901. We have no other unused sources of liquidity at this time.

At December 31, 2004, we had no outstanding commitments for capital expenditures and no remaining commitments on any government contracts.

Based on current expectations and business conditions, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. However we intend to perform additional development on our plasma sterilization and decontamination technology and we may require additional funds for this purpose. We may also develop or acquire other technologies requiring future expenditures. We may further require additional funds to pay or refinance the demand notes or finance operations should our expectations on cash requirements change. These additional funds may be available from licensing or from other sources.

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. Management believes that if the research and marketing expenditures are reduced, there are sufficient resources to cover the remaining administrative expenses of the Company for the next twelve months. However reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future on our existing technologies or new technologies. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

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

We do not believe inflation had a significant impact on our operations during 2004 or 2003 or that it will have a significant impact on operations during the next twelve months.

New Accounting Pronouncements and Issues
In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows. We do not believe we have any VIEs required to be consolidated.

The Emerging Issues Task Force issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. Although the recognition and measurement provisions of EITF 03-01 have since been delayed indefinitely, management believes our investment in the securities are impaired and consistent with the provisions of FASB Statement No. 115 Accounting for Certain Investments in Debt and Equity Securities, and SEC Staff Accounting Bulletin 59, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, an impairment loss of $603,521 was recorded.

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), "Share Based Payment." Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure." The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

Tax Loss Carryforwards
As of December 31, 2004, we had approximately $523,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         Our technologies are in early stages of development and may not be successful. Our business plan contemplates that virtually all of our future revenues, if any, will be attributable to our plasma technologies, which are still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes in order to demonstrate commercial viability of our technologies. Our objective is to sell or license our technologies to companies that then must incorporate our technologies into products (we do not intend to manufacture products ourselves). Even if more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We have generated limited revenues from our plasma decontamination and sterilization technology and no revenues from our plasma sound technology. We cannot assure that there will be future revenues. The development of new technology is also subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we will rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

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

         We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding availability of proceeds from the sale of Markland stock and our expected expenditures, we believe we have sufficient financing to fund our operations during the next twelve month assuming we are not required to make payments on our demand notes payable. If our plans change, our assumptions change or prove to be inaccurate, we may be required to seek additional financing to fund the costs of operations. Although management has been successful in obtaining required funds in the past, we have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we curtail or terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

         If we fail to establish and maintain personnel and strategic relationships, our ability to develop our technology will suffer. We currently have a month-to-month arrangement with Dr. Igor Alexeff. He is a key individual involved in the development and marketing of our plasma decontamination and
sterilization   technology.   We  depend  on  Dr.  Alexeff  or  other  personnel
relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. These individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any individuals will continue their relationships with us for the time necessary to complete development of our technology. Although we believe that there are other personnel or consultants capable of working on our technology, the loss or unavailability of any individual could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

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

         Defending against intellectual property claims could be expensive and could disrupt our business. The high technology industry is characterized by vigorous protection and pursuit of intellectual property rights that have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. We cannot guarantee, however, that our technologies or products do not and will not infringe the patents or proprietary rights of third parties. The risk of such claims may increase as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, preclude or hinder new product development or require us to enter into royalty or licensing agreements. Such agreements, if required, may not be available on terms acceptable to us or at all. A successful challenge to our plasma antenna patents or our plasma sound reduction patent or the cold plasma patent we have licensed would have a materially adverse effect on our business prospects. We are required to pay certain royalties to the companies that sold or licensed to us our technology. Any dispute that may arise between such entities and us could adversely affect our business.

         Competition and obsolescence could preclude us from realizing revenues. The markets for our plasma technologies are extremely competitive. Many companies produce decontamination and sterilization equipment and noise reduction systems that are competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in any of these markets. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

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

         Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of certain substances that may be used in anticipated plasma sterilizer manufacturing processes or used as ingredients in decontamination or sterilization equipment. We intend to conform and expect any contractors or licensees to conform to governmental regulations applicable to operations and facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not impose the need for additional capital equipment or other process requirements or restrict our ability to continue or expand our operations.

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

Item 7. Financial Statements

Our financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence immediately following page 23. The financial statements include for this filing two years of balance sheets and three years of statements of operations, cash flows and stockholders' equity since inception of the development stage.

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

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------
The following table sets forth information with respect to each director and executive officer of ASI as of March 25, 2005:

         Name                    Age    Position
         ----                    ---    --------
         Jerry E. Polis          72     President and Director since 1973
         Eric M. Polis           34     Secretary, Treasurer and Director
                                        since August 2000
         Dawayne R. Jacobs       62     Director since August 2000

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

Other Significant Personnel
---------------------------
During 2004 we used the following key personnel in our business:

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

Dr. Alexeff is employed or engaged on a month-to-month project basis.

Conflicts of Interest
---------------------
Certain conflicts of interest now exist and will continue to exist between us and certain of our officers, directors and consultants due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management, consultants or affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Our officers and directors are accountable to us as fiduciaries and are required to adhere to our Code of Business Conduct and Ethics, which means that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in our best interests may result in liability to them.

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

Code of Ethics
--------------
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as its other employees and directors). The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to Jerry E. Polis, President, ASI Technology Corporation, 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014 or by calling Mr. Polis at 702-734-1888.

A copy of the Code Ethics for Senior Officers is also posted on our Internet site at www.asiplasma.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

During the three years prior to March 2001, none of the officers or directors filed Form 3s, Form 4s or Form 5s as the Company was not an active reporting company. In March 2001, the officers and directors filed initial reports on Form 3.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Audit Committee
---------------
The Company has no formal audit committee with the board of directors serving in such capacity. The board has determined that Jerry Polis would otherwise qualify as a financial expert but he is not independent. Accordingly, the Company has no independent audit committee financial expert serving on its board of directors. The Company has not attracted a qualifying candidate due to its size and limited operations.

Item 10. Executive Compensation
There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the years ended December 31, 2004, 2003 and 2002. No other executive officer's salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2004.

                           Summary Compensation Table
                                                                                         Long Term
                                            Annual Compensation                         Compensation
                                                                                    Securities Underlying
Name and                        Fiscal                             Other Annual           Options
Principal Position              Year        Salary        Bonus    Compensation         (# of Shares)
------------------              ----        ------        -----    ------------         -------------
Jerry E. Polis, President        2004       $-0- (1)       $-0-       $  200 (1)           10,000
                                 2003       $-0- (1)       $-0-       $  -0-                  -0-
                                 2002       $-0- (1)       $-0-       $  -0-                  -0-

(1) Director fees. Mr. Polis received no compensation as an officer of the Company for any period. The Company recorded $24,000 in 2002, 2003 and 2004 as contributed services for Mr. Polis.


Option Grants
Shown below is further information on grants of stock options to the Named Executive Officer reflected in the Summary Compensation Table shown above for the year 2004.

                            Option Grants for Year Ended December 31, 2004
                                                 Percent of Total
                             Number of           Options Granted
                        Securities Underlying    to Employees in       Exercise     Expiration
         Name              Options Granted          Fiscal Year          Price          Date
         ----              ---------------          -----------          -----          ----
       Jerry E. Polis           10,000               16.7%               $0.35       12/6/09

There were no options exercised by Mr. Polis or any other person during 2004.

                              Aggregated Option Exercises and Fiscal Year-End Values

                                                       Number of Unexercised          Value of Unexercised
                                                          Options Held At            In-The-Money Options At
                             Shares                       December 31, 2004             December 31,2004(1)
                           Acquired      Value           -----------------             -------------------
       Name              On Exercise    Realized     Exercisable  Unexercisable     Exercisable    Unexercisable
       ----              -----------    --------     -----------  -------------     -----------    -------------
       Jerry E. Polis       -0-          -0-            20,000         -0-             -0-             -0-

    (1) Based on the closing bid price on December 31, 2004 of $0.20 per share.

On August 16, 2000, the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At December 31, 2004, there were 140,000 options outstanding.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2005, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

   Name and Address                          Amount & Nature
   of Beneficial                              of Beneficial           Percent
   Owner                                         Ownership            of Class
   -----                                         ---------            --------
   Jerry E. Polis                               824,911 (1)             24.0%
   President and Director
   980 American Pacific Drive, #111
   Henderson, Nevada 89014

   Eric M. Polis                                 70,000 (3)              2.0%
   Secretary, Treasurer and Director
   980 American Pacific Drive, #111
   Henderson, Nevada 89014

   Dawayne R. Jacobs                            120,000 (2)              3.5%
   Director
   980 American Pacific Drive, #111
   Henderson, Nevada 89014

   Newport Pacific Ltd.                         200,000                  5.9%
   1005A Lippo Center, Tower 1
   89 Queensway
   Hong Kong

   James A. Barnes                              438,614 (4)             12.8%
   8617 Canyon View Drive
   Las Vegas, NV 89117

   All directors and officers as a group      1,014,911                 29.2%
     (3 persons)
----------------------------
(1) Includes 611,614 shares held by the Polis Family Trust and 63,000 shares held by Davric Corporation, a company controlled by Mr. Polis. Also includes currently exercisable options on 20,000 shares of common stock.
(2) Shares held by family trust. Also includes currently exercisable options on 20,000 shares of common stock.
(3)     Includes currently exercisable options on 20,000 shares of common stock.
(4) Includes 318,614 shares held by Sunrise Capital, Inc., a company controlled by Mr. Barnes, and 100,000 shares held by a family trust. Also includes currently exercisable options on 20,000 shares of common stock.

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

--------------------

(b) Reports on Form 8-K.

On December 9, 2004 the Company issued a Report on Form 8-K reporting one item under Item 5.02.

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

AUDIT FEES. The aggregate fees billed by McGladrey & Pullen, LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004, 2003 and 2002 were $33,340, $29,682 and $26,000, respectively, including expenses.

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

Date:  March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                             Position                                      Date
         ----                             --------                                      ----
/s/ JERRY E. POLIS               President                                              March 30, 2005
    --------------               and Director
    Jerry E. Polis               (principal executive officer)


/s/ ERIC M. POLIS                Secretary, Treasurer and Director                      March 30, 2005
    -------------                (principal financial and accounting officer)
    Eric M. Polis


/s/ DAWAYNE R. JACOBS            Director                                               March 30, 2005
    -----------------
    Dawayne R. Jacobs

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of ASI Technology Corporation (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2004, 2003, and 2002 and for the period from inception of the development stage on January 1, 1999 to December 31, 2004. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003, and 2002 and for the period from inception of the development stage on January 1, 1999 to December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and is likely to require additional capital in order to fund the development of its technologies. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
February 1, 2005

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
                                                                                                            December 31,
                                                                                                            ------------
                                                                                                   2004                    2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash  and cash equivalents                                                                      $    94,262             $   179,172
Accounts receivable, less allowance of $22,842 in 2004
  and $-0- in 2003 for doubtful accounts                                                               --                    66,492
Investment securities                                                                               160,901                 655,179
Note receivable - current                                                                              --                     6,487
                                                                                                -----------             -----------
Total current assets                                                                                255,163                 907,330
                                                                                                -----------             -----------

                                                                                                $   255,163             $   907,330
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                                $    10,360             $    99,396
Accrued liabilities                                                                                    --                    19,869
Related party demand notes payable                                                                  225,000                 225,000
                                                                                                -----------             -----------
Total current liabilities                                                                           235,360                 344,265
                                                                                                -----------             -----------


Stockholders' Equity
Common stock, $.02 par value; 10,000,000 shares authorized,
issued and outstanding 3,412,522 each period                                                         68,250                  68,250
Additional paid-in capital                                                                        3,468,164               3,439,204
Accumulated other comprehensive loss                                                                   --                  (143,821)
Accumulated deficit                                                                              (3,568,277)             (2,800,568)
                                                                                                -----------             -----------
Total stockholders' equity                                                                          (31,863)                563,065
                                                                                                -----------             -----------

                                                                                                $   203,497             $   907,330
                                                                                                ===========             ===========

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2004
                                                                                                                   From Inception
                                                                                                                   of Development
                                                                                                                      Stage on
                                                                                                                   January 1, 1999
                                                                                                                   to December 31,
                                                              2004               2003               2002               2004
                                                           -----------        -----------        -----------        -----------
Contract and License Revenues                              $      --          $    25,000        $      --          $    25,000

Operating Expenses
License fees paid                                                 --               19,375               --               19,375
Research and development                                        17,160            106,515               --              323,675
Marketing and promotion                                         23,723             23,241             22,835            103,999
General and administrative                                     102,898            104,230            116,097            498,168
                                                           -----------        -----------        -----------        -----------
                                                               143,781            253,361            138,932            945,217
                                                           -----------        -----------        -----------        -----------

Operating Loss                                                (143,781)          (228,361)          (138,932)          (920,217)

Nonoperating Income (Expense)
Interest and other income                                       21,561                691              1,096             56,329
Interest expense                                               (22,562)           (22,500)            (6,031)           (60,222)
Loss on security sales                                         (19,406)              --                 --              (19,406)
Unrealized impairment loss on available-
      for-sale securities                                     (603,521)              --                 --             (603,521)
                                                           -----------        -----------        -----------        -----------
Net Income (Loss) Before Taxes and
  Discontinued Operations                                     (767,709)          (250,170)          (143,867)        (1,547,037)
Income Taxes                                                      --                 --                 --                 --
                                                           -----------        -----------        -----------        -----------
Income (Loss) From Continuing Operations                      (767,709)          (250,170)          (143,867)        (1,547,037)
                                                           -----------        -----------        -----------        -----------
Income (Loss) from Discontinued Operations
Discontinued operations                                        (11,056)           (12,421)          (137,773)          (730,611)
Gain on sale of discontinued operations                         62,722            940,000               --            1,002,722
                                                           -----------        -----------        -----------        -----------
                                                                51,666            927,579           (137,773)           272,111
                                                           -----------        -----------        -----------        -----------
Net Income (Loss)                                          $  (716,043)       $   677,409        $  (281,640)       $(1,274,926)
                                                           ===========        ===========        ===========        ===========

Basic and Diluted Income (Loss)
  per Common Share
Continuing Operations                                      $     (0.23)       $     (0.07)       $     (0.04)
                                                           ===========        ===========        ===========
Discontinued Operations                                    $      0.02        $      0.27        $     (0.04)
                                                           ===========        ===========        ===========
Net Income (Loss)                                          $     (0.21)       $      0.20        $     (0.08)
                                                           ===========        ===========        ===========

Weighted Average Number of Common
Shares Outstanding                                           3,412,522          3,412,522          3,384,700
                                                           ===========        ===========        ===========

See Notes to Financial Statements


ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002 and For the Period from Inception of Development Stage on January 1, 1999 to December 31, 2004


                                                                                                                       Accumulated
                                                                              Common Stock                                Other
                                                       Comprehensive    ----------------------------    Additional    Comprehensive
                                                           Income          Shares          Amount     Paid-In Capital  Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, Inception of Development Stage                                   1,181,664     $ 1,181,664     $ 1,087,861             -
  Sale of stock, net of offering costs
    of $15,000                                                            1,500,000         300,000         435,000             -
  Stock issued for services                                                  30,000           6,000           9,000             -
  1 for 10 reverse stock split                                                    -      (1,433,431)      1,433,431             -
  Stock options issued for services                                               -               -           5,500             -
  Related party demand notes converted to stock
    at $0.50 per share                                                      228,458           4,569         109,660             -
  Sale of stock at $0.50 per share                                          406,400           8,128         195,072             -
  Contributed services                                                            -               -         108,000             -
    Stock issued for services at $0.50 per share                             66,000           1,320          31,680             -
  Net loss                                                                        -               -               -             -
                                                                  ------------------------------------------------------------------

Balance, December 31, 2002                                                3,412,522          68,250       3,415,204             -

Contributed services                                                              -               -          24,000             -
Comprehensive income
   Net income                                           $ 677,409                 -               -               -             -
   Change in unrealized loss on available-for-sale
     securities                                          (143,821)                -               -               -      (143,821)
                                                     -------------
   Other comprehensive income                            (143,821)
                                                     -------------
   Comprehensive income                                 $ 533,588
                                                     =============------------------------------------------------------------------

Balance, December 31, 2003                                                3,412,522        $ 68,250     $ 3,439,204    $ (143,821)

Contributed services                                                              -               -          24,000             -
Stock options issued for services                                                 -               -           4,960             -
Comprehensive income
   Net loss                                            $ (767,709)                -               -               -             -
                                                     -------------
   Unrealized loss on available-for-sale securities      (459,700)
   Reclassification adjustment for impairment loss        603,521
                                                     -------------
   Other comprehensive income                             143,821                 -               -               -       143,821
                                                     -------------
   Comprehensive loss                                  $ (623,888)
                                                     =============------------------------------------------------------------------

Balance, December 31, 2004                                                3,412,522        $ 68,250     $ 3,468,164    $        -
                                                                      ==============================================================

                                                                                               Deficit
                                                                                             Accumulated
                                                                                              During the
                                                     Accumulated                             Development
                                                       Deficit              Total               Stage
-----------------------------------------------------------------------------------------------------------
Balance, Inception of Development Stage              $ (2,241,685)        $    27,840         $          -
  Sale of stock, net of offering costs
    of $15,000                                                  -             735,000                    -
  Stock issued for services                                     -              15,000                    -
  1 for 10 reverse stock split                                  -                   -                    -
  Stock options issued for services                             -               5,500                    -
  Related party demand notes converted to stock
    at $0.50 per share                                          -             114,229                    -
  Sale of stock at $0.50 per share                              -             203,200                    -
  Contributed services                                          -             108,000                    -
    Stock issued for services at $0.50 per share                -              33,000                    -
  Net loss                                             (1,236,292)         (1,236,292)          (1,236,292)
                                                     ------------------------------------------------------

Balance, December 31, 2002                             (3,477,977)              5,477           (1,236,292)

Contributed services                                            -              24,000                    -
Comprehensive income
   Net income                                             677,409             677,409              677,409
   Change in unrealized loss on available-for-sale
     securities                                                 -            (143,821)                   -

   Other comprehensive income

   Comprehensive income
                                                     ------------------------------------------------------

Balance, December 31, 2003                           $ (2,800,568)         $  563,065           $ (558,883)

Contributed services                                            -              24,000                    -
Stock options issued for services                               -               4,960                    -
Comprehensive income
   Net loss                                              (767,709)           (767,709)            (767,709)

   Unrealized loss on available-for-sale securities
   Reclassification adjustment for impairment loss

   Other comprehensive income                                   -             143,821                    -

   Comprehensive loss
                                                     ------------------------------------------------------

Balance, December 31, 2004                           $ (3,568,277)         $  (31,863)        $ (1,326,592)
                                                     ======================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2004
                                                                                                                    From Inception
                                                                                                                    of Development
                                                                                                                       Stage on
                                                                                                                    January 1, 1999
                                                                                                                    to December 31,
                                                                          2004            2003            2002            2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                   $  (716,043)    $   677,409     $  (281,640)    $(1,274,926)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Contributed services                                                     24,000          24,000          24,000         156,000
  Gain from antenna business sale                                         (62,722)       (940,000)           --        (1,002,722)
  Loss  on security sales                                                  19,406            --              --            19,406
  Unrealized impairment loss on available-for-sale securities             603,521            --              --           603,521
  Reserve for bad debts                                                    22,842            --              --            22,842
  Common stock and options issued for services                              4,960            --            33,000          58,460
  Interest paid in common stock                                              --              --              --             4,229
  Acquired in-process research and development                               --              --              --           450,000
Changes in working capital components:
  (Increase) decrease in accounts receivable                               43,650         121,102        (167,242)        (22,842)
  Increase (decrease) in accounts payable                                 (89,036)         62,589          31,293          10,360
  Increase (decrease) in accrued liabilities                              (19,869)          4,837          15,032               0
  (Decrease) in due to related party                                         --              --              --            (5,895)
                                                                      -----------     -----------     -----------     -----------
Net cash used in operating activities                                    (169,291)        (50,063)       (345,557)       (981,567)
                                                                      -----------     -----------     -----------     -----------

Cash Flows from Investing Activities
  Increase in notes receivable                                               --              --              --          (150,000)
  Payments on note receivable                                               6,487           4,309           4,409         177,339
  Proceeds from security sales                                             77,894            --              --            77,894
  Cash proceeds from antenna business sale                                   --           141,000            --           141,000
  Purchase of in-process research and development                            --              --              --          (450,000)
                                                                      -----------     -----------     -----------     -----------
Net cash provided by (used in) investing
  activities                                                               84,381         145,309           4,409        (203,767)
                                                                      -----------     -----------     -----------     -----------

Cash Flows from Financing Activities
  Proceeds from related party loans                                          --              --           225,000         435,000
  Net proceeds from sale of common stock                                     --              --            19,400         838,200
                                                                      -----------     -----------     -----------     -----------
  Net cash provided by financing activities                                  --              --           244,400       1,273,200
                                                                      -----------     -----------     -----------     -----------

  Net increase (decrease) in cash
    and cash equivalents                                                  (84,910)         95,246         (96,748)         87,866

Cash and cash equivalents, beginning of year                              179,172          83,926         180,674           6,396
                                                                      -----------     -----------     -----------     -----------

Cash and cash equivalents, end of year                                $    94,262     $   179,172     $    83,926     $    94,262
                                                                      ===========     ===========     ===========     ===========

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest                                                            $    33,904     $    17,190     $      --
  Supplemental Schedule of Noncash Investing and
Financing Activities:
  Contributed services                                                $    24,000     $    24,000     $    24,000
  Common stock and stock options issued for services                  $      --       $      --       $     5,500
  Demand notes and accrued interest converted to
    common stock                                                      $      --       $      --       $   114,229
  Common stock received for antenna business sale                     $    62,722     $   799,000     $      --

See Notes to Financial Statements

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

Use of estimates
----------------

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

Financial instruments and concentration of credit risk
------------------------------------------------------

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and investment securities.

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Summary of Significant Accounting Policies (continued)

Financial instruments and concentration of credit risk (continued)
------------------------------------------------------------------

Investment securities consist of common stock in one unaffiliated company that is traded in the over-the-counter stock market. See "Investment Securities" below.

The carrying values of financial instruments including cash, accounts and notes receivable, investment securities, accounts payable and accrued liabilities approximated fair market value because of the immediate or short-term maturity of these instruments.

Revenue recognition
-------------------

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

Patents
-------

Patent costs related to acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Research and development costs
------------------------------

Research and development costs are expensed as incurred.

Income taxes
------------

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

Stock options
-------------

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

Stock options (continued)
-------------------------

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


                                                               2004             2003             2002
                                                         ----------------- ---------------- ----------------
Net income (loss)
      As reported                                              $ (716,043)       $ 677,409        $(281,640)
                      Plus: Stock based employee
                      compensation expense included
                      in net income (loss)                            --               --               --


                      Less: Total employee
                      stock-based compensation
                      expense determined under fair
                      value based method                           (9,920)             --               --
                                                         ----------------- ---------------- ----------------
      Pro forma                                                $ (725,963)       $ 677,409        $(281,640)
                                                         ================= ================ ================

Basic and diluted income (loss) per share:
      As reported                                                 $ (0.21)          $ 0.20          $ (0.08)
                                                         ================= ================ ================
      Pro forma                                                   $ (0.21)          $ 0.20          $ (0.08)
                                                         ================= ================ ================


Statement of cash flows
-----------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income (loss) per common share
------------------------------

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income (loss) of an entity. The Company has no dilutive securities other than stock options that have a potential dilutive effect for the years ended December 31, 2004, 2003 or 2002.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Summary of Significant Accounting Policies (continued)

Investment securities
---------------------

Investment securities represents investment in an entity where the Company owns less than five percent and does not exercise influence over operating and financial policies. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. The Company's marketable securities relate to shares of common stock of one unaffiliated company received in exchange for the sale of the plasma antenna business. They are valued at the quoted market price on the over-the-counter market. The Company classifies its marketable securities as available-for-sale and, previously carried the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). There has been a substantial decline in the value of the Company's investment securities and there is no assurance of future recovery in value. The Emerging Issues Task Force issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its
Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. Although the recognition and measurement provisions of EITF 03-01 have since been delayed indefinitely, management believes its investment securities are impaired and consistent with the provisions of FASB Statement No. 115 and SEC Staff Accounting Bulletin 59, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities," an impairment loss has been recorded and the cumulative unrealized loss previously recorded as a comprehensive loss in stockholders' equity has been reversed.

Recent accounting pronouncements
--------------------------------

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company does not believe it has any VIEs that it would be required to consolidate.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

The Emerging Issues Task Force issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." which provides additional guidance regarding accounting for marketable securities that may be impaired. Although the recognition and measurement provisions of EITF 03-01 have since been delayed indefinitely, management believes its investment securities are impaired and consistent with the provisions of FASB Statement No. 115 and SEC Staff Accounting Bulletin 59, an impairment loss of $622,821 was recorded.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)
--------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), "Share Based Payment", Statement 123(R) is effective for public companies filing on Form SB in the first quarter of 2006. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure." The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3.       Purchase and Sale of Technologies

Plasma antenna technology
-------------------------

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

On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business. The closing of the transaction was completed in September 2003 and the Company has received all sale proceeds consisting of $150,000 of cash and $850,000 of Markland's common stock. In connection with the sale, the Company incurred patent and license royalty fees under the 1999 Purchase Agreement of $7,500 in cash and $42,500 of the Markland common stock. The Company also paid one inventor $1,500 in cash and $8,500 of the Markland common stock. The net number of Markland common shares received (post-reverse split) was 266,333 shares based on a value of $3.00 per share as agreed between the unaffiliated parties and that also approximated the quoted market price at the time of the settlement of the transaction.

In March 2004 the Company received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for a failure to timely register shares previously received.

Markland began managing the Company's government contracts commencing April 1, 2003. Markland was responsible for contract and plasma antenna related costs and to pay the Company a fee of $2,500 per month for administrative support. The Company was responsible to pay a contract management fee equal to contract revenues. As the contracts were not assigned to Markland by the government, all revenues and expenses related to the contracts were recognized by the Company with the difference between contract revenues and reimbursable costs payable or receivable from Markland. The Company's last government contract under this arrangement was completed in April 2004 and accordingly the Company does not expect future revenues from discontinued operations. At the conclusion of the contract the Company accrued $9,658 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $32,500 for a net amount due the Company by Markland of $22,842. Collectibility of this amount is uncertain and therefore an allowance for doubtful accounts in this amount has been recorded as of December 31, 2004.

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

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3.       Purchase and Sale of Technologies (continued)

Plasma antenna technology (continued)
-------------------------------------

The sale of the plasma antenna technology and government contract to Markland has resulted in the discontinuation of the plasma antenna technology business of the Company. The plasma antenna technology component generated substantially all revenues during the last three years. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the years ended December 31, 2004, 2003 and 2002 and from inception of the development stage on January 1, 1999 to December 31, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:


                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                         Stage on
                                                                                Year Ended December 31,              January 1, 1999
                                                                  ----------------------------------------------     to December 31,
                                                                      2004              2003              2002               2004
                                                                  -----------       -----------       -----------        -----------
Contract revenues                                                 $    45,864       $   467,855       $   375,677        $ 1,127,958
Proceeds received from sale of antenna business                        62,722           940,000              --            1,002,722
                                                                  -----------       -----------       -----------        -----------
                                                                      108,586         1,407,855           375,677          2,130,680
                                                                  -----------       -----------       -----------        -----------
Research and development                                               31,723           405,429           441,469          1,562,383
Marketing and promotion                                                25,197            74,847            71,981            296,186
                                                                  -----------       -----------       -----------        -----------
                                                                       56,920           480,276           513,450          1,858,569
                                                                  -----------       -----------       -----------        -----------
Income (loss) from discontinued operations                        $    51,666       $   927,579       $  (137,773)       $   272,111
                                                                  ===========       ===========       ===========        ===========

All cash flows from the plasma antenna technology have been eliminated.

Sound reduction technology
--------------------------

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

Sound reduction technology (continued)
--------------------------------------

The Company is also obligated to pay royalties starting at 6% of product revenues in the first year, 5% in the second year and 4% thereafter for the term of the initial patent. A royalty of 15% is due on license revenues received by the Company and a fee of 10% of sale proceeds is due on the further sale of the technology. There are no minimum royalties.

In August 2002 the Company entered into a $102,140 fixed price contract with the University of Mississippi to perform certain contract research on the Company's plasma sound reduction technology. This work was performed and expensed in 2003. The Company's sound reduction technology will require further development before it can be commercialized into products or licensed to others and there can be no assurance that commercial viability will be achieved.

Plasma Sterilization and Decontamination Technology
---------------------------------------------------

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


Note 4.       Investment Securities

The Company received a total of 306,283 (post reverse split) common shares of Markland Technologies, Inc. a public company traded over the counter. The cost basis of the securities is $861,722. Previously the securities were carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. There has been a substantial decline in the value of the securities and there is no assurance of future recovery in value. Accordingly, the Company recorded an unrealized loss on available-for-sale securities of $603,521 in 2004 to reduce the carrying value of the securities to their market value at September 30, 2004. The Company reversed the cumulative unrealized loss of $143,810 previously recorded as a comprehensive loss in stockholders' equity in 2003. During 2004 the Company sold 100,000 shares for a realized loss of $19,406. The value of the remaining securities at December 31, 2004 was $160,901.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5.       Research Contracts

Government research contracts accounted for 100%, 90% and 100% of revenues (aggregating continued and discontinued operating revenues) in 2004, 2003 and 2002, respectively. The Company completed its only existing government contract in April 2004.

Note 6.       Note Receivable

The Company had an unsecured note receivable from the prior sale of assets. This 9% note was due in monthly installments of principal and interest of $500 and matured and was paid in full in 2004.

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

During 2004, 2003 and 2002, one officer contributed services to the Company without compensation. These services, valued at $24,000 in each year, have been expensed and treated as capital contributions.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8.       Stock Option Plan

The Company's shareholders approved the 2000 Equity Incentive Plan (the "Plan") on August 23, 2000 under which the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value and vest immediately unless otherwise designated at grant.

The following table summarizes option activity for for the years ended December 31, 2004, 2003 and 2002.

                                                            2004                          2003                      2002
                                                                 Weighted-                    Weighted-                    Weighted-
                                                                 Average                      Average                      Average
                                                                 Exercise                     Exercise                     Exercise
                                                  Shares           Price       Shares           Price       Shares           Price
                                                  ------           -----       ------           -----       ------           -----
Outstanding at beginning of year                   90,000        $   0.50      100,000        $   0.50      100,000       $   0.50
Granted                                            60,000            0.35         --           --              --          --
Exercised                                            --           --              --           --              --          --
Cancelled                                         (10,000)           0.50      (10,000)           0.50         --          --
                                                  -------                       ------                      -------
Outstanding at end of year                        140,000            0.44       90,000            0.50      100,000           0.50
                                                  =======                      =======                      =======
Options exercisable at year-end                   140,000            0.44       90,000            0.50      100,000           0.50
Weighted-average fair value of
options granted during the year                   $   0.25                     $    --                      $    --


During 2004 the Company granted options on 60,000 common shares exercisable at $0.35 per share until December 6, 2009. The Company recorded $4,960 as the fair value of 20,000 options granted to two consultants who are not directors, officers, or employees of the Company for services rendered in 2004. The amount recorded was determined using the fair value method under the Black-Scholes Option-pricing model assuming a 3.60% risk free interest rate, a 5 year expected life, a volatility rate of 89% and a 0% dividend rate. At the grant date, the fair value per option granted was $0.25. There were no options granted during 2002 or 2003.

During 2003 options on 10,000 shares were cancelled and in 2004 options on 10,000 shares were also cancelled. At December 31, 2004, 140,000 options were outstanding and exercisable and options on 110,000 shares remain available to be granted. At December 31, 2004 and 2003 the options on 140,000 shares and 90,000 shares, respectively, were fully vested and had a weighted average life of 3.2 and 2.9 years and a weighted average exercise price of $0.44 and $0.50 per common share.

Note 9.  Income Taxes

Deferred tax assets at December 31, 2004 and 2003 of $331,000 and $92,000, respectively. The 2004 balance includes $183,000 resulting from net operating loss carryforwards, $140,000 from investment writedowns and $8,000 other. The 2003 amount resulted primarily from net operating loss carryforwards. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because of the uncertain nature of the ultimate realization of tax losses, a complete valuation allowance is recorded against the deferred tax asset arising from net operating losses.

ASI Technology Corporation
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 9.  Income Taxes (continued)

For tax purposes, the Company has loss carryforwards of approximately $523,000 as of December 31, 2004 that expire between December 31, 2021 and December 31, 2024. The Company's utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the "change in ownership" rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations for the years ended December 31, 2004, 2003 and 2002.


                                                2004         2003         2002
                                             -----------------------------------
Computed "expected" tax (credit)             $(250,000)   $ 237,000    $(99,000)
Increase (decrease) in income taxes
resulting from:
Expiration of loss carryforward                   --           --         2,000
Increase (decrease) in valuation allowance     239,000     (245,000)     89,000
Nondeductible compensation and other            11,000        8,000       8,000
                                             ----------------------------------
                                             $     --     $    --      $    --
                                             ==================================

Note 10.      Related Party Transactions

Commencing in September 1999, the Company began paying a company that is controlled by its President and also a stockholder of the Company, an aggregate of $500 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 in 2001. This payment was increased to $750 per month in January 2002 and to $1,000 per month beginning July 2002. Such payments aggregated $12,000 in 2003 and $12,000 in 2004. In addition during 2004, 2003 and 2002, the Company also paid companies affiliated with its President a total of $7,632, $8,532, $15,828, respectively as reimbursements for travel and related costs.

At December 31, 2004 stockholders (including one officer/director for $75,000) had advanced $225,000 on 10% unsecured demand notes. During 2004, 2003 and 2002, the Company incurred interest of $22,562, $22,500, and $2,022, respectively in connection with short-term loans from related parties.

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