Form 10KSB/A
period 2004-12-31
ASI TECHNOLOGY CORP
filed 2005-04-25
CIK 7951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission on March 30, 2005, solely for the purpose of amending the Financial Statements referenced in Item
7. This amendment only changes the Annual Report by amending the Financial Statements to correct a clerical error in the Statements of Comprehensive Income and Stockholders' Equity and the Balance Sheets; no other information included in the Annual Report on Form 10-KSB is amended by this Form 10-KSB/A other than to update the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. In order to preserve the nature and character of the disclosures as originally filed, this amendment does not modify or update such disclosures for events that occurred subsequent to the original filing.


                                     PART II


Item 7. Financial Statements

Our financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence immediately following this page. The financial statements include for this filing two years of balance sheets and three years of statements of operations, cash flows and stockholders' equity since inception of the development stage.

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


/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
February 1, 2005

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEETS
                                                                      December 31,
                                                              --------------------------
                                                                  2004           2003
                                                              -----------    -----------
ASSETS
Current Assets
Cash  and cash equivalents                                    $    94,262    $   179,172
Accounts receivable, less allowance of $22,842 in 2004
  and $-0- in 2003 for doubtful accounts                             --           66,492
Investment securities                                             160,901        655,179
Note receivable - current                                            --            6,487
                                                              -----------    -----------
Total current assets                                              255,163        907,330
                                                              -----------    -----------

                                                              $   255,163    $   907,330
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                              $    10,360    $    99,396
Accrued liabilities                                                  --           19,869
Related party demand notes payable                                225,000        225,000
                                                              -----------    -----------
Total current liabilities                                         235,360        344,265
                                                              -----------    -----------


Stockholders' Equity
Common stock, $.02 par value; 10,000,000 shares authorized,
issued and outstanding 3,412,522 each period                       68,250         68,250
Additional paid-in capital                                      3,468,164      3,439,204
Accumulated other comprehensive loss                                 --         (143,821)
Accumulated deficit                                            (3,516,611)    (2,800,568)
                                                              -----------    -----------
Total stockholders' equity                                         19,803        563,065
                                                              -----------    -----------

                                                              $   255,163    $   907,330
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

                                                                                                                Accumulated
                                             Comprehensive          Common Stock                                   Other
                                             Comprehensive  ------------------------------     Additional      Comprehensive
                                                 Income          Shares          Amount      Paid-In Capital    Gain (Loss)
                                             ----------------------------------------------------------------------------------
Balance, Inception of Development Stage                        1,181,664     $ 1,181,664        $ 1,087,861            --
  Sale of stock, net of offering costs
    of $15,000                                                 1,500,000         300,000            435,000            --
  Stock issued for services                                       30,000           6,000              9,000            --
  1 for 10 reverse stock split                                      --        (1,433,431)         1,433,431            --
  Stock options issued for services                                 --              --                5,500            --
  Related party demand notes converted
    to stock at $0.50 per share                                  228,458           4,569            109,660            --
  Sale of stock at $0.50 per share                               406,400           8,128            195,072            --
  Contributed services                                              --              --              108,000            --
  Stock issued for services at
    $0.50 per share                                               66,000           1,320             31,680            --
  Net loss                                                          --              --                 --              --
                                                             ------------------------------------------------------------------

Balance, December 31, 2002                                     3,412,522          68,250          3,415,204            --

  Contributed services                                              --              --               24,000            --
  Comprehensive income
     Net income                               $   677,409           --              --                 --              --
     Change in unrealized loss on
     available-for-sale securities               (143,821)          --              --                 --          (143,821)
                                              -----------
     Other comprehensive income                  (143,821)
                                              -----------
     Comprehensive income                     $   533,588
                                              ===========    ------------------------------------------------------------------

Balance, December 31, 2003                                     3,412,522     $    68,250        $ 3,439,204     $  (143,821)

  Contributed services                                              --              --               24,000            --
  Stock options issued for services                                 --              --                4,960            --
  Comprehensive income
     Net loss                                 $  (716,043)          --              --                 --              --
       Unrealized loss on
         available-for-sale securities           (459,700)
       Reclassification adjustment
         for impairment loss                      603,521
                                              -----------
     Other comprehensive income                   143,821           --              --                 --           143,821
                                              -----------
     Comprehensive loss                       $  (572,222)
                                              ===========    ------------------------------------------------------------------

Balance, December 31, 2004                                     3,412,522     $    68,250        $ 3,468,164     $      --
                                                             ==================================================================

See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2004
                                                                                       Deficit
                                                                                     Accumulated
                                                                                      During the
                                                   Accumulated                       Development
                                                     Deficit           Total            Stage
                                               -------------------------------------------------
Balance, Inception of Development Stage           $(2,241,685)     $    27,840        $      --
  Sale of stock, net of offering costs
    of $15,000                                           --            735,000               --
  Stock issued for services                              --             15,000               --
  1 for 10 reverse stock split                           --               --                 --
  Stock options issued for services                      --              5,500               --
  Related party demand notes converted
    to stock at $0.50 per share                          --            114,229               --
  Sale of stock at $0.50 per share                       --            203,200               --
  Contributed services                                   --            108,000               --
  Stock issued for services at
    $0.50 per share                                      --             33,000               --
  Net loss                                         (1,236,292)      (1,236,292)        (1,236,292)
                                               --------------------------------------------------

Balance, December 31, 2002                         (3,477,977)           5,477         (1,236,292)

  Contributed services                                   --             24,000               --
  Comprehensive income
     Net income                                       677,409          677,409            677,409
     Change in unrealized loss on
     available-for-sale securities                       --           (143,821)              --

     Other comprehensive income

     Comprehensive income
                                               --------------------------------------------------


Balance, December 31, 2003                        $(2,800,568)     $   563,065        $  (558,883)

  Contributed services                                   --             24,000               --
  Stock options issued for services                      --              4,960               --
  Comprehensive income
     Net loss                                        (716,043)        (716,043)          (716,043)
       Unrealized loss on
         available-for-sale securities
       Reclassification adjustment
         for impairment loss

     Other comprehensive income                          --            143,821               --

     Comprehensive loss
                                               --------------------------------------------------

Balance, December 31, 2004                        $(3,516,611)     $    19,803        $(1,274,926)
                                               ==================================================


See Notes to Financial Statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002 and For the Period from
Inception of Development Stage on January 1, 1999 to December 31, 2004
                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                        Stage on
                                                                                                                     January 1, 1999
                                                                                                                     to December 31,
                                                                      2004              2003              2002              2004
                                                                  -----------       -----------       -----------       -----------
Cash Flows from Operating Activities
  Net income (loss)                                               $  (716,043)      $   677,409       $  (281,640)      $(1,274,926)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                               24,000            24,000            24,000           156,000
    Gain from antenna business sale                                   (62,722)         (940,000)             --          (1,002,722)
    Loss  on security sales                                            19,406              --                --              19,406
    Unrealized impairment loss on
      available-for-sale securities                                   603,521              --                --             603,521
    Reserve for bad debts                                              22,842              --                --              22,842
    Common stock and options issued for services                        4,960              --              33,000            58,460
    Interest paid in common stock                                        --                --                --               4,229
    Acquired in-process research and development                         --                --                --             450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                       43,650           121,102          (167,242)          (22,842)
      Increase (decrease) in accounts payable                         (89,036)           62,589            31,293            10,360
      Increase (decrease) in accrued liabilities                      (19,869)            4,837            15,032                 0
      (Decrease) in due to related party                                 --                --                --              (5,895)
                                                                  -----------       -----------       -----------       -----------
        Net cash used in operating activities                        (169,291)          (50,063)         (345,557)         (981,567)
                                                                  -----------       -----------       -----------       -----------

Cash Flows from Investing Activities
  Increase in notes receivable                                           --                --                --            (150,000)
  Payments on note receivable                                           6,487             4,309             4,409           177,339
  Proceeds from security sales                                         77,894              --                --              77,894
  Cash proceeds from antenna business sale                               --             141,000              --             141,000
  Purchase of in-process research and development                        --                --                --            (450,000)
                                                                  -----------       -----------       -----------       -----------
        Net cash provided by (used in) investing
          activities                                                   84,381           145,309             4,409          (203,767)
                                                                  -----------       -----------       -----------       -----------

Cash Flows from Financing Activities
  Proceeds from related party loans                                      --                --             225,000           435,000
  Net proceeds from sale of common stock                                 --                --              19,400           838,200
                                                                  -----------       -----------       -----------       -----------
      Net cash provided by financing activities                          --                --             244,400         1,273,200
                                                                  -----------       -----------       -----------       -----------

      Net increase (decrease) in cash
      and cash equivalents                                            (84,910)           95,246           (96,748)           87,866

Cash and cash equivalents, beginning of year                          179,172            83,926           180,674             6,396
                                                                  -----------       -----------       -----------       -----------

Cash and cash equivalents, end of year                            $    94,262       $   179,172       $    83,926       $    94,262
                                                                  ===========       ===========       ===========       ===========

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest                                                      $    33,904       $    17,190       $      --
Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Contributed services                                            $    24,000       $    24,000       $    24,000
  Common stock and stock options issued for services              $      --         $      --         $     5,500
  Demand notes and accrued interest converted to
    common stock                                                  $      --         $      --         $   114,229
  Common stock received for antenna business sale                 $    62,722       $   799,000       $      --

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


                                             2004         2003          2002
                                           ---------    ---------   -----------
Net income (loss)
  As reported                              $(716,043)   $ 677,409   $  (281,640)
     Plus: Stock based employee
       compensation expense included
       in net income (loss)                     --           --            --
     Less: Total employee stock-based
       compensation expense determined
       under fair-value based method          (9,920)        --            --
                                           ---------    ---------   -----------
  Pro forma                                $(725,963)   $ 677,409   $  (281,640)
                                           =========    =========   ===========

Basic and diluted income (loss) per share:
  As reported                              $   (0.21)   $    0.20   $     (0.08)
                                           =========    =========   ===========
  Pro forma                                $   (0.21)   $    0.20   $     (0.08)
                                           =========    =========   ===========


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

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3.       Purchase and Sale of Technologies (continued)

Plasma antenna technology (continued)
-------------------------------------

The sale of the plasma antenna technology and government contracts to Markland has resulted in the discontinuation of the plasma antenna technology business of the Company. The plasma antenna technology component generated substantially all revenues during the last three years. The Company has segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology) for the periods presented and discontinued operations have been presented as a single line item. The components of this line item for the years ended December 31, 2004, 2003 and 2002 and from inception of the development stage on January 1, 1999 to December 31, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:



                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                                                        Stage on
                                                                               Year Ended December 31,               January 1, 1999
                                                                  -----------------------------------------------    to December 31,
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

The following table summarizes option activity for for the years ended December 31, 2004, 2003 and 2002.

                                                          2004                       2003                       2002
                                                  -----------------------    -----------------------   ----------------------
                                                                Weighted                   Weighted                  Weighted
                                                                 Average                    Average                   Average
                                                                Exercise                   Exercise                  Exercise
                                                  Shares          Price       Shares         Price      Shares        Price
                                                  -------       --------     -------       --------    --------      --------
Outstanding at beginning of year                   90,000       $   0.50     100,000       $   0.50     100,000      $   0.50
Granted                                            60,000           0.35        --             --          --             --
Exercised                                            --              --         --             --          --             --
Cancelled                                         (10,000)          0.50     (10,000)          0.50        --             --
                                                  -------                     ------                    -------
Outstanding at end of year                        140,000           0.44      90,000           0.50     100,000          0.50
                                                  =======                     ======                    =======
Options exercisable at year-end                   140,000           0.44      90,000           0.50     100,000          0.50
Weighted-average fair value of options
  granted during the year                         $  0.25                    $    --                    $   --


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

                                              2004         2003         2002
                                            ---------    ---------    ---------
Computed "expected" tax (credit)            $(250,000)   $ 237,000    $ (99,000)
Increase (decrease) in income taxes
resulting from:
Expiration of loss carryforward                  --           --          2,000
Increase (decrease) in valuation allowance    239,000     (245,000)      89,000
Nondeductible compensation and other           11,000        8,000        8,000
                                            ---------    ---------    ---------
                                            $    --      $    --      $    --
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

                                    PART III


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

         The exhibit index below lists the exhibits that are filed as part of this Amendment.

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------
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

Date:  April 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                            Position                               Date
         ----                            --------                               ----

/s/ JERRY E. POLIS              President                                       April 25, 2005
    --------------              and Director
    Jerry E. Polis              (principal executive officer)


/s/ ERIC M. POLIS               Secretary, Treasurer and Director               April 25, 2005
    -------------               (principal financial and accounting officer)
    Eric M. Polis


/s/ DAWAYNE R. JACOBS           Director                                        April 25, 2005
    -----------------
    Dawayne R. Jacobs
