Form 10QSB
period 2005-03-31
ASI TECHNOLOGY CORP
filed 2005-05-16
CIK 7951

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

                    For quarterly period ended March 31, 2005
                                               --------------

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
YES    X    NO
    ------      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 par value                      3,412,522
    ----------------------------                      ---------
             (Class)                       (Outstanding at April 30, 2005)

Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                               -----   -----

================================================================================

                           ASI Technology Corporation
                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Balance Sheets as of March 31, 2005 (unaudited) and
                  December 31, 2004                                                                       3

                  Statements of Operations and Comprehensive Income (Loss)
                  for the three months ended March 31, 2005 and 2004 (unaudited)                          4

                  Statement of Stockholders Equity (Deficit) for the three months
                  ended March 31, 2005                                                                    5

                  Statements of Cash Flows for the three months
                  ended March 31, 2005 and 2004 (unaudited)                                               6

                  Notes to Interim Financial Statements (unaudited)                                       7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation                                                                            10

         Item 3.  Controls and Procedures                                                                 12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        13
         Item 2. Changes in Securities                                                                    13
         Item 3. Defaults upon Senior Securities                                                          13
         Item 4. Submission of Matters to a Vote of Security Holders                                      13
         Item 5. Other Information                                                                        13
         Item 6. Exhibits and Reports on Form 8-K                                                         13


         SIGNATURES                                                                                       14
         EXHIBITS


Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS
                                                                                                 March 31,
                                                                                                   2005                 December 31,
                                                                                                (unaudited)               2004 (a)
---------------------------------------------------------------------------------------         -----------             -----------
ASSETS
Current Assets
  Cash  and cash equivalents                                                                    $    62,350             $    94,262
  Accounts receivable, less allowance of $22,842 each period for doubtful accounts
  Investment securities                                                                              49,508                 160,901
                                                                                                -----------             -----------

                                                                                                $   111,858             $   255,163
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                                                              $    11,402             $    10,360
  Accrued expenses                                                                                    5,548
  Related party demand notes payable                                                                225,000                 225,000
                                                                                                -----------             -----------
                                                                                                    241,950                 235,360
                                                                                                -----------             -----------

Stockholders' Equity (Deficit)
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 3,412,522 each period                                                     68,250                  68,250
  Additional paid-in capital                                                                      3,474,164               3,468,164
  Deficit                                                                                        (3,672,506)             (3,516,611)
                                                                                                -----------             -----------
                                                                                                   (130,092)                 19,803
                                                                                                -----------             -----------

                                                                                                $   111,858             $   255,163
                                                                                                ===========             ===========

See Notes to Interim Financial Statements.

(a) Derived from the audited financial statements as of December 31, 2004.


ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
For the Three Months Ended March 31, 2005 and 2004 and For the Period from
Inception of Development Stage on January 1, 1999 to March 31, 2005

                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                 Three Months Ended                     Stage on
                                                                                     March 31,                       January 1, 1999
                                                                            --------------------------------           to March 31,
                                                                                2005                 2004                 2005
---------------------------------------------------------------------       -----------          -----------          -----------
Contract and License Revenues                                                                                         $    25,000
                                                                                                                      -----------

Operating Expenses
License fees paid                                                                                                          19,375
Research and development                                                                         $     6,300              323,675
Marketing and promotion                                                     $     3,000               14,723              106,999
General and administrative                                                       33,173               39,467              483,341
Related party rent and services                                                   3,000                3,000               51,000
                                                                            -----------          -----------          -----------
                                                                                 39,173               63,490              984,390
                                                                            -----------          -----------          -----------

Operating Loss                                                                  (39,173)             (63,490)            (959,390)

Nonoperating Income (Expense)
Interest income                                                                     219                  292               56,548
Interest expense                                                                 (5,548)              (5,610)             (65,770)
Loss on security sales                                                                                                    (19,406)
Unrealized impairment loss on available-
  for-sale securities                                                          (111,393)                                 (714,914)
                                                                            -----------          -----------          -----------
Income (Loss) Before Income Taxes and
  Discontinued Operations                                                      (155,895)             (68,808)          (1,702,932)
Income Taxes
                                                                            -----------          -----------          -----------
Income (Loss) From Continuing Operations                                       (155,895)             (68,808)          (1,702,932)
Income (Loss) from Discontinued Operations
Discontinued operations, net of tax                                                                    9,040             (730,611)
Gain on sale of discontinued operations, net of tax                                                   62,722            1,002,722
                                                                            -----------          -----------          -----------
                                                                                                      71,762              272,111
                                                                            -----------          -----------          -----------
Net Income (Loss)                                                           $  (155,895)         $     2,954          $(1,430,821)
                                                                            ===========          ===========          ===========

Comprehensive Income (Loss)
Net Income (Loss)                                                           $  (155,895)         $     2,954
Change in unrealized loss on available for
  sale securities                                                                                   (286,041)
                                                                            -----------          -----------
Other Comprehensive Income (Loss)                                              (155,895)            (283,087)
                                                                            -----------          -----------
Comprehensive Income (Loss)                                                 $  (155,895)         $  (283,087)
                                                                            ===========          ===========

Basic and Diluted Income (Loss)
  per Common Share
Continuing Operations                                                       $     (0.05)         $     (0.02)
                                                                            ===========          ===========
Discontinued Operations                                                                          $      0.02
                                                                            ===========          ===========
Net Income (Loss)                                                           $     (0.05)         $      0.00
                                                                            ===========          ===========
Weighted Average Number of Common
Shares Outstanding                                                            3,412,522            3,412,522
                                                                            ===========          ===========

See Notes to Interim Financial Statements

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2005

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                     Common Stock                                                        During the
                                               ------------------------    Additional                                   Development
                                                 Shares       Amount     Paid-In Capital    Deficit         Total          Stage
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                     3,412,522    $    68,250    $ 3,468,164    $(3,516,611)   $    19,803    $(1,274,926)

Contributed services                                                             6,000                        6,000

Net loss                                                                                     (155,895)     (155,895)       (155,895)
                                               ---------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 2005                        3,412,522    $    68,250    $ 3,474,164    $(3,672,506)   $  (130,092)   $(1,430,821)
                                               =========    ===========    ===========    ===========    ===========    ===========

See Notes to Interim Financial Statements


ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Three Months Ended March 31, 2005 and 2004 and For the Period from
Inception of Development Stage on January 1, 1999 to March 31, 2005

                                                                                                                     From Inception
                                                                                                                     of Development
                                                                                       Three Months Ended               Stage on
                                                                                            March 31,               January 1, 1999
                                                                                  ------------------------------       to March 31,
                                                                                      2005               2004               2005
                                                                                  -----------        -----------        -----------
Cash Flows from Operating Activities
  Net Income (Loss)                                                               $  (155,895)       $     2,954        $(1,430,821)

  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Contributed services                                                                6,000              6,000            162,000
    Gain from sale of antenna business                                                                   (62,722)        (1,002,722)
    Loss on security sales                                                                                                   19,406
    Unrealized impairment loss on available-for-sales securities                      111,393                               714,914
    Reserve for bad debts                                                                                                    22,842
    Common stock and options issued for services                                                                             58,460
    Interest paid in common stock                                                                                             4,229
    Acquired in-process research and development                                                                            450,000
    Changes in working capital components:
      (Increase) decrease in accounts receivable                                                           6,712            (22,842)
      Increase (decrease) in accounts payable and accrued liabilities                   6,590            (35,247)            16,950
      (Decrease) in due to related party                                                                                     (5,895)
                                                                                  -----------        -----------        -----------
        Net cash used in operating activities                                         (31,912)           (82,303)        (1,013,479)
                                                                                  -----------        -----------        -----------
Cash Flows from Investing Activities
  Increase in notes receivable                                                                                             (150,000)
  Payments on note receivable                                                                              1,708            177,339
  Proceeds from security sales                                                                                               77,894
  Cash proceeds from antenna business sale                                                                                  141,000
  Purchase of in-process research and development and related
    technology rights                                                                                                      (450,000)
                                                                                  -----------        -----------        -----------
        Net cash provided by (used) in investing activities                                                1,708           (203,767)
                                                                                  -----------        -----------        -----------
Cash Flows from Financing Activities
  Proceeds from related party loans                                                                                         435,000
  Net proceeds from sale of common stock                                                                                    838,200
                                                                                  -----------        -----------        -----------
Net cash provided by financing activities                                                                                 1,273,200
                                                                                  -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                                  (31,912)           (80,595)            55,954
Cash and cash equivalents, beginning of period                                         94,262            179,172              6,396
                                                                                  -----------        -----------        -----------
Cash and cash equivalents, end of period                                          $    62,350        $    98,577        $    62,350
                                                                                  ===========        ===========        ===========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                                                                         $    11,342
Supplemental Schedule of Noncash Investing and
  Financing Activities:
    Contributed services                                                          $     6,000        $     6,000
    Common stock received for antenna business sale                                                  $    62,722

See Notes to Interim Financial Statements

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2005

1. OPERATIONS
ASI Technology Corporation, a Nevada Corporation ("Company") acquired plasma antenna technology (August 1999), plasma sound reduction technology (December
2000) and licensed plasma technology for decontamination and sterilization invented by one of its consultants (January 2003). Since 1999 the Company has been engaged in the development and commercialization of the plasma technologies. From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs. At the beginning of 1999, the Company commenced its strategy, seeking to acquire and develop new technologies for licensing. In September 2003, the Company completed the sale of its plasma antenna technology and related government contracts. The deficit incurred during the development stage was accumulated since January 1, 1999, the inception of the Company's current activities.

Because the Company has devoted most of its efforts since January 1, 1999, to research and development, its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2005 and the results of operations for the three-month period ended March 31, 2005 and 2004, and the period from inception of the development stage (January 1, 1999) to March 31, 2005. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving future licensing revenues from its decontamination and sterilization technology; however, there can be no assurance of future revenues. Consequently, additional capital resources are likely to be required to further develop and market the Company's technology. The Company also plans to strengthen and expand its patents, establish certain strategic relationships and identify primary market opportunities. However, there is no assurance that the Company will be able to successfully commercialize its technology or be able to generate sufficient revenue through licensing to provide sufficient working capital. Management has not established specific time frames for these activities nor associated costs thereof. If the Company is not successful in developing its technologies or obtaining future revenues it may be required to cease operations.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2005

3. STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company's employee stock option grants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been unchanged in each period as there were no option grants or related option expenses for the periods.


4. INVESTMENT SECURITIES
The Company holds 206,284 common shares of Markland Technologies, Inc. a public company traded over the counter. The original cost basis of the securities was $561,722. Previously, until September 30, 2004, the securities were carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. As a result of a substantial decline in the value of the securities and with no assurance of future recovery in value the Company recorded an unrealized loss on available-for-sale securities in the third quarter of 2004. The value of the securities at March 31, 2005 was $49,508, and as there is no assurance of future recovery in value, the Company has recorded an additional unrealized loss on available-for-sale securities of $111,393 in the current period to reduce the carrying value of the securities to their market value at March 31, 2005.


5. RELATED PARTY DEMAND NOTES AND TRANSACTIONS
At March 31, 2005, one officer/director for $75,000, and two other unrelated stockholders, had advanced an aggregate of $225,000 on 10% unsecured demand notes. Accrued interest on these notes at March 31, 2005 was $5,548.

The Company pays a company affiliated with its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $3,000 each for the three-month periods ended March 31, 2005 and 2004. In addition during the three months ended March 31, 2004 the Company also paid a company affiliated with its President a total of $7,632 as reimbursements for travel and related costs.


6. STOCKHOLDERS' DEFICIT
During the three-month periods ended March 31, 2005 and 2004, one officer/stockholder contributed services to the Company without compensation. These services, valued at $6,000 each period, have been expensed and treated as a capital contribution.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At March 31, 2005 there were options outstanding on 140,000 common shares exercisable at prices ranging from $0.35 to $0.50 per share through 2009. All outstanding options are vested and exercisable. There were no options granted in the first three months of 2005 and at March 31, 2005, 110,000 shares remain available for future option grants.


7. SALE OF TECHNOLOGY
On March 19, 2003, the Company and Markland Technologies, Inc., a Florida corporation ("Markland"), entered into a Technology Purchase Agreement (the "Agreement") pursuant to which the Company agreed to sell and Markland agreed to purchase the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business. The sale of the plasma antenna technology and government contracts to Markland resulted in the discontinuation of the plasma antenna technology business of the Company. The plasma antenna technology component generated substantially all revenues during the last three years.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2005

8. INCOME TAXES
The Company has tax losses to offset the current period's taxable income. At March 31, 2005 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $523,000 and expire between 2021 and 2024, and possibly may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

Overview
We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We have devoted most of our historical expenditures to develop and commercialize our plasma antenna business that was sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed the use of this technology in January 2003.

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

Overall Performance
Our principal business activity is to:
     o Validate our cold plasma decontamination and sterilization method and develop commercial prototypes. Our goal is to license this technology for production of sterilization and decontamination devices or develop contract manufacturing for sterilization devices.
     o Pursue other business opportunities including possible acquisitions, licenses, technology purchases or investments. We have no present commitments for any such activities.

During the first quarter of 2005, we focused management efforts to evaluate several specific sterilization product concepts. Our plan for the balance of 2005 is to seek to license one application and seek contract parties to prototype one application for testing and demonstration. Management has not established specific time frames for the these activities nor associated costs thereof. If the Company is not successful in developing its technologies or obtaining future revenues it may be required to cease operations.

During the first quarter of 2005, we spent $39,173 on operating activities related to our business. This included $24,030 of legal, audit and shareholder costs primarily associated with being a public company.

Critical Accounting Policies and Estimates
We have identified the policies we believe are most critical to an understanding of our financial statements, which are related to the following areas: investment securities and research and development costs. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates. There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for the first three months of 2005.

Investment Securities - We account for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. Our marketable securities relate to shares of common stock of one unaffiliated company received in exchange for the sale of our plasma antenna business. They are valued at the quoted market price on the over-the-counter market. We classify these marketable securities as available-for-sale and, previously carried the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). During the third quarter of 2004 we determined that there had been a substantial decline in the value of our investment securities and there was no assurance of future recovery in value. Management determined our investment securities were impaired and an impairment loss was recorded and the cumulative unrealized loss previously recorded as a comprehensive loss in stockholders' equity was reversed. During the first quarter of 2005 we determined that a further decline in the value was other than temporary and there was no assurance of future recovery and a further impairment loss was recorded.

Research and Development Costs - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

New Accounting Pronouncements and Issues
In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), Share Based Payment. Although Statement 123(R) states that it is effective for public companies at the beginning of the first interim or annual period after June 15, 2005, the Securities and Exchange Commission has adopted a rule delaying the required compliance date to the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Therefore, we will first be required to comply with Statement 123(R) in the quarter ending March 31, 2006. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

Results of Operations

Revenues
--------
We had no revenues from continuing operations for the first three months of 2005 or 2004. We do not anticipate any revenues from our current technologies until they are further developed.

Contract revenues from government contracts included in discontinued operations for the three months ended March 31, 2004 were $43,364. There were no revenues from discontinued operations for the comparable period of 2005. The Company does not expect future revenues from discontinued operations.

In March 2004 we received 39,950 shares of Markland common stock valued at $62,722 as additional consideration for a failure to timely register shares previously received on the sale of technology. These shares valued at the quoted market price on receipt increased the gain on disposal of the discontinued operations.

Research and Development
------------------------
Research and development costs from continuing operations in the first three months of 2004 totaled $6,300 of outside consultancy costs related to our sterilizer technology. We incurred no research and development costs in the first three months of 2005 as management is evaluating future steps necessary to commercialize the sterilizer technology.

We incurred $31,969 of research and development costs from discontinued operations in the first three months of 2004. With the completion of contracts in April 2004, the Company does not expect future research and development or other costs from discontinued operations.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------
Marketing and promotion costs for continuing operations in the first three months of 2005 decreased by $14,723 from the incurred in the first three months of 2004 as the Company was focusing on evaluating existing technologies and made no marketing visits during the first quarter.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------
General and administrative costs in the first three months of 2005 were reduced by $6,294 from $42,467 reported for the first three months of 2004 resulting primarily from reduced legal and accounting costs.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.


Liquidity and Capital Resources
Our principal source of liquidity at March 31, 2005, consisted of cash of $62,350 and marketable securities of $49,508. We have no other unused sources of liquidity at this time.

At March 31, 2005, we had no outstanding commitments for capital expenditures.

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

We believe that any required funding will be available to us based on managements experience in providing funding or raising funding from others, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Failure to obtain additional funding or maintain or replace the demand note financing could have a material adverse effect on our operations. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.


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

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.


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

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2004, our former independent accountants, McGladrey & Pullen, LLP, communicated to our Board of Directors that the lack of segregation of duties with one individual having significant control over and responsibility for our accounting system was a material weakness and a reportable condition. A reportable condition is a matter coming to the attention of our independent accountants that, in its judgment, relate to a significant deficiency in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. This lack of segregation of duties resulted in a clerical error in the Statements of Comprehensive Income and Stockholders' Equity and the Balance Sheets at December 31, 2004 and an amended Form 10-KSB filed April 25, 2005.

Management is aware that there is a lack of segregation of duties due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions. The Company has assessed the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations. Executive officers will continue to review and monitor transactions and financial reports to mitigate this material weakness.

Other than for the matters discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in internal controls over financial reporting.
There was not any change in the Company's internal controls over financial reporting that occurred during the fiscal period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                ASI Technology Corporation


Date: May 16, 2005              By:    /s/ ERIC M. POLIS
                                       ------------------
                                       Eric M. Polis
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                       Officer and duly authorized to sign
                                       on behalf of the Registrant)