Form 10QSB
period 2005-06-30
ASI TECHNOLOGY CORP
filed 2005-08-09
CIK 7951

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

                    For quarterly period ended June 30, 2005
                                               -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 par value                        4,162,522
    ----------------------------                        ---------
             (Class)                         (Outstanding at July 31, 2005)

Transitional Small Business Disclosure Format (check one):  YES __   NO  _X_

================================================================================


                           ASI Technology Corporation
                                      INDEX


                                                                               Page
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Balance Sheets as of June 30, 2005 (unaudited) and
             December 31, 2004                                                   3

            Statements of Operations and Comprehensive Income (Loss) for the
             three and six months ended June 30, 2005 and 2004 (unaudited)       4

            Statement of Stockholders' Equity for the six months
             ended June 30, 2005                                                 5


            Statements of Cash Flows for the six months
             ended June 30, 2005 and 2004 (unaudited)                            6

            Notes to Interim Financial Statements (unaudited)                    7

    Item 2. Management's Discussion and Analysis or Plan
             of Operation                                                        9


    Item 3. Controls and Procedures                                             11

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                   11
    Item 2. Changes in Securities                                               11
    Item 3. Defaults upon Senior Securities                                     11
    Item 4. Submission of Matters to a Vote of Security Holders                 11
    Item 5. Other Information                                                   12
    Item 6. Exhibits and Reports on Form 8-K                                    12


    SIGNATURES                                                                  12
    EXHIBITS

Item 1. Financial Statements (unaudited).

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
                                                                June 30,
                                                                  2005       December 31,
                                                               (unaudited)      2004 (a)
------------------------------------------------------------- ------------   ------------
ASSETS
Current assets
Cash  and cash equivalents                                    $    26,205    $    94,262
Accounts receivable, less allowance of $22,842 each period
  for doubtful accounts
Investment securities                                              17,328        160,901
                                                              -----------    -----------

                                                              $    43,533    $   255,163
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                              $     2,300    $    10,360
Accrued expenses                                                   10,664
Related party demand notes payable                                               225,000
                                                              -----------    -----------
                                                                   12,964        235,360
                                                              -----------    -----------

Stockholders' equity
Common stock, $.02 par value; 10,000,000 shares authorized,
4,162,522 and 3,412,522 issued and outstanding                     83,250         68,250
Additional paid-in capital                                      3,690,164      3,468,164
Deficit                                                        (3,742,845)    (3,516,611)
                                                              -----------    -----------
                                                                   30,569         19,803
                                                              -----------    -----------

                                                              $    43,533    $   255,163
                                                              ===========    ===========

See notes to interim financial statements.

(a) Derived from the audited financial statements as of December 31, 2004.

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
For the Three and Six  Months  Ended  June 30,  2005 and 2004 and for the Period
 from Inception of Development Stage on January 1, 1999 to June 30, 2005
                                                                                                                   From Inception
                                                                                                                   of Development
                                                                                                                      Stage on
                                                          Three Months Ended            Six Months Ended          January 1, 1999
                                                               June 30,                     June 30,                to June 30,
                                                          2005          2004            2005           2004            2005
---------------------------------------------------------------------------------------------------------------------------------
Contract and license revenues                                                                                      $    25,000
                                                                                                                   -------------
Operating expenses
License fees paid                                                                                                       19,375
Research and development                                $    1,181     $    2,775    $    1,181     $    9,075         324,856
Marketing and promotion                                      3,216          3,000         6,216         17,723         110,215
General and administrative                                  25,792         12,712        58,965         52,179         509,133
Related party rent and services                              3,000          3,000         6,000          6,000          54,000
                                                        ------------------------------------------------------------------------
                                                            33,189         21,487        72,362         84,977       1,017,579
                                                        ------------------------------------------------------------------------

Operating loss                                             (33,189)       (21,487)      (72,362)       (84,977)       (992,579)

Other income (expense)
  Interest income                                              146             71           365            363          56,694
  Interest expense                                          (5,116)        (5,609)      (10,664)       (11,219)        (70,886)
  Loss on security sales                                                                                               (19,406)
  Unrealized impairment loss on available-
    for-sale securities                                    (32,180)                    (143,573)                      (747,094)
                                                        ------------------------------------------------------------------------
Loss from continuing operations                            (70,339)       (27,025)     (226,234)       (95,833)     (1,773,271)
  Loss from discontinued operations, net of tax                             2,746                       11,786        (730,611)
  Gain on sale of discontinued operations, net of tax                                                   62,722       1,002,722
                                                        ------------------------------------------------------------------------
Net loss                                                $  (70,339)    $  (24,279)   $ (226,234)    $  (21,325)    $(1,501,160)
                                                        ========================================================================

Comprehensive loss
  Net loss                                              $  (70,339)    $  (24,279)   $ (226,234)    $  (21,325)
  Change in unrealized loss on available for
    sale securities                                                      (180,708)                    (466,749)
                                                        ----------------------------------------------------------
  Comprehensive loss                                    $  (70,339)    $ (204,987)   $ (226,234)    $ (488,074)
                                                        ==========================================================

Basic and diluted loss per common share
  Continuing operations                                 $    (0.02)    $    (0.01)   $    (0.07)    $    (0.03)
                                                        ==========================================================
  Discontinued operations                                              $     0.00                   $     0.02
                                                        ==========================================================
  Net loss                                              $    (0.02)    $    (0.01)   $    (0.07)    $    (0.01)
                                                        ==========================================================
Weighted average number of common
  shares outstanding                                     3,478,456      3,412,522     3,445,671      3,412,522
                                                        ==========================================================

See notes to interim financial statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2005
                                                                                                                           Deficit
                                                                                                                         Accumulated
                                               Common Stock                                                               During the
                                      -------------------------------   Additional                                       Development
                                          Shares       Amount       Paid-In Capital       Deficit          Total           Stage
                                      ---------------------------------------------------------------------------------------------
Balances, December 31, 2004            3,412,522      $ 68,250        $ 3,468,164     $ (3,516,611)      $ 19,803     $ (1,274,926)

Contributed services                                                       12,000                          12,000

Common stock issued on conversion
  of demand notes at $.30 per share      750,000        15,000            210,000                         225,000

Net loss                                                                                  (226,234)      (226,234)        (226,234)
                                      ---------------------------------------------------------------------------------------------
Balances, June 30, 2005                4,162,522      $ 83,250        $ 3,690,164     $ (3,742,845)      $ 30,569     $ (1,501,160)
                                      =============================================================================================

See notes to interim financial statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(unaudited)
For the Six Months Ended June 30, 2005 and 2004 and For the Period from
Inception of Development Stage on January 1, 1999 to June 30, 2005

                                                                                                    From Inception
                                                                                                    of Development
                                                                           Six Months Ended           Stage on
                                                                               June 30,           January 1, 1999
                                                                       --------------------------   to June 30,
                                                                            2005         2004          2005
-----------------------------------------------------------------------------------------------------------------
Operating activities
Net loss                                                              $  (226,234)   $   (21,325)   $(1,501,160)
Adjustments to reconcile net loss to net
cash used in operating activities:
Contributed services                                                       12,000         12,000        168,000
Gain from sale of antenna business                                                       (62,722)    (1,002,722)
Loss on security sales                                                                                   19,406
Unrealized impairment loss on available-for-sales securities              143,573                       747,094
Reserve for bad debts                                                                                    22,842
Common stock and options issued for services                                                             58,460
Interest paid in common stock                                                                             4,229
Acquired in-process research and development                                                            450,000
Changes in working capital components:
(Increase) decrease in accounts receivable                                                43,650        (22,842)
Increase (decrease) in accounts payable and accrued liabilities             2,604        (79,071)        12,964
(Decrease) in due to related party                                                                       (5,895)
                                                                      -----------    -----------    -----------
Net cash used in operating activities                                     (68,057)      (107,468)    (1,049,624)
                                                                      -----------    -----------    -----------
Investing activities
Increase in notes receivable                                                                           (150,000)
Payments on note receivable                                                                2,637        177,339
Proceeds from security sales                                                                             77,894
Cash proceeds from antenna business sale                                                                141,000
Purchase of in-process research and development and related
  technology rights                                                                                    (450,000)
                                                                      -----------    -----------    -----------
Net cash provided by (used) in investing
activities                                                                                 2,637       (203,767)
                                                                      -----------    -----------    -----------
Financing activities
Proceeds from related party loans                                                                       435,000
Net proceeds from sale of common stock                                                                  838,200
                                                                      -----------    -----------    -----------
Net cash provided by financing activities                                                             1,273,200
                                                                      -----------    -----------    -----------

Net increase (decrease) in cash
and cash equivalents                                                      (68,057)      (104,831)        19,809
Cash and cash equivalents, beginning of period                             94,262        179,172          6,396
                                                                      -----------    -----------    -----------
Cash and cash equivalents, end of period                              $    26,205    $    74,341    $    26,205
                                                                      ===========    ===========    ===========

Supplemental cash flow information Cash paid during the period for:
Interest                                                                             $    11,342
Supplemental schedule of noncash investing and
financing activities:
Contributed services                                                  $    12,000    $    12,000
Common stock received for antenna business sale                                      $    62,722
Common stock issued to convert demand notes payable                   $   225,000

See notes to interim financial statements.

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2005

1. OPERATIONS

Since 1999, ASI Technology Corporation, a Nevada Corporation ("Company"), has been engaged in research and development for commercialization of certain plasma technologies. The deficit incurred during the development stage was accumulated since January 1, 1999, the inception of the research and development activities.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2005, and the results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses in connection with the acquisition and development of its technology and has limited funds with which to operate. Management anticipates receiving future licensing revenues from its decontamination and sterilization technology; however, there can be no assurance of future revenues. Consequently, additional capital resources are likely to be required to continue operations and to develop and market the Company's technology. The Company also plans to strengthen and expand its patents, establish certain strategic relationships and identify market opportunities. However, there is no assurance that the Company will be able to successfully commercialize its technology or be able to generate sufficient revenue through licensing to provide sufficient working capital for operations. Management has not established specific time frames for these activities nor associated costs thereof. If the Company is not successful in developing its technologies or obtaining future revenues it may be required to cease operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3. STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company's employee stock option grants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been unchanged in each reported period as there were no option grants or related expenses for the periods.

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

                           ASI Technology Corporation
                      Notes to Interim Financial Statements
                                   (Unaudited)
                                  June 30, 2005

3. STOCK-BASED COMPENSATION (Continued)

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At June 30, 2005 there were options outstanding on 140,000 common shares exercisable at prices ranging from $0.35 to $0.50 per share through 2009. All outstanding options are vested and exercisable. There were no options granted in the first six months of 2005 and at June 30, 2005, 110,000 shares remain available for future option grants.

4. INVESTMENT SECURITIES

The Company holds 206,284 common shares of Markland Technologies, Inc. a public company traded over the counter. The original cost basis of the securities was $561,722. Until September 30, 2004, the securities were carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. As a result of a substantial decline in the value of the securities and with no assurance of future recovery in value the Company recorded a $622,821 unrealized loss on available-for-sale securities in the third quarter of 2004. As the value of the securities at June 30, 2005 was $17,328, and there is no assurance of future recovery in value, the Company recorded an additional unrealized loss on available-for-sale securities of $143,573 for the six months ended June 30, 2005, reducing the carrying value of the securities to their market value at June 30, 2005.

5. RELATED PARTY DEMAND NOTES AND TRANSACTIONS

One officer/director for $75,000, and two other unrelated stockholders, had advanced an aggregate of $225,000 on 10% unsecured demand notes. In June 2005, the principal balances of these notes were converted into 750,000 shares of common stock at $0.30 per share. Accrued interest on these notes at June 30, 2005 was $10,664.

The Company pays a company affiliated with its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $6,000 each for the six-month periods ended June 30, 2005 and 2004. In addition during the six months ended June 30, 2004 the Company also paid a company affiliated with its President a total of $7,632 as reimbursements for travel and related costs.

During the six-month periods ended June 30, 2005 and 2004, one officer/stockholder contributed services to the Company without compensation. These services have been valued at $12,000 each period and expensed and treated as a capital contribution.

6. INCOME TAXES

At June 30, 2005, a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $523,000 and expire between 2021 and 2024, and possibly may be subject to limitations under the Internal Revenue Code, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

At the beginning of 1999 we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. We acquired two plasma technologies in August 1999 and December 2000, each in an early stage of development. We devoted most of our historical expenditures to develop and commercialize our plasma antenna business that we sold in 2003. In December 2000, we acquired our jet engine noise reduction technology. In August 2002, we began developing a third plasma technology for sterilization and decontamination invented by one of our consultants. We exclusively licensed the use of this technology in January 2003.

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

Our financial statements are presented on the basis that we are able to continue as a going concern, that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued existence is dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Overall Performance

During the first six months of 2005, we focused management efforts to evaluate several specific sterilization product concepts. Our plan for the balance of 2005 is to prototype one application for testing and demonstration and to seek to license the application or seek contract parties to build devices. Management has not established specific time frames for these activities nor associated costs thereof. If we are not successful in developing our technologies or obtaining future revenues we may be required to cease operations.

During the first six months of 2005, we spent $72,362 on operating activities related to our business. This included $40,724 of legal, audit and costs primarily associated with being a public company.

Results of Operations

Revenues
--------

We had no revenues from continuing operations for the first six months of 2005 or 2004. We do not anticipate any revenues from our current technologies until they are further developed.

Research and Development
------------------------

We incurred $1,181 of research and development costs for continuing operations in the first six months of 2005 (all in the second quarter) for outside labor and prototype costs related to our sterilizer technology. Research and development costs for continuing operations for the three and six months ended June 30, 2004 totaled $2,775 and $9,075, respectively, of outside consultancy costs related to our sterilizer technology.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------

Marketing and promotion costs for continuing operations of $6,216 in the first six months of 2005 decreased by $11,507 from the $17,723 incurred in the first six months of 2004 as the Company was focusing on evaluating existing technologies and made no marketing travels during the period. Marketing and promotion costs in the second quarter totaled $3,216 including $3,000 of contributed services by an officer.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------

General and administrative costs in the first six months of 2005 were $64,965 compared to $58,179 for the first six months of 2004. General and administrative costs for the second quarter of 2005 were $28,792 an increase of $13,080 from the same period of the prior year. The increases resulted primarily from increased legal and accounting costs associated with being a public company and the change in auditors in the current year.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Liquidity and Capital Resources
-------------------------------

Our principal source of liquidity at June 30, 2005, consisted of cash of $26,205 and marketable securities of $17,328. We have no other unused sources of liquidity at this time.

At June 30, 2005, we had no outstanding commitments for capital expenditures.

Based on current expectations and business conditions we do not believe we have sufficient financial resources to meet our cash requirements for the next twelve months. We expect we will require additional funds of approximately $75,000 to finance operations for the next twelve months at the current level of operations. Should our expectations of cash requirements change, or should we be unable or elect not to sell investment securities, we will require additional funds for operations. Some of these additional funds may be available from licensing or from other sources.

Management has flexibility to adjust the level of certain development and administrative expenditures based on the availability of resources. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future on our existing technologies or new technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

We believe that any required funding will be available to us based on management's experience in providing funding or raising funding from others, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Failure to obtain additional funding could have a material adverse effect on our operations. Potential sources of funds include debt financing or equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2004, McGladrey & Pullen, LLP's report on our financial statements for the fiscal years ended December 31, 2004 and 2003 included an explanatory paragraph wherein they expressed substantial doubt about the our ability to continue as a going concern as more fully discussed in Note 11 of the 2004 financial statements.

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

         (b) Reports on Form 8-K - The Company filed reports on Form 8-K on May 3, 2005 and June 23, 2005.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASI Technology Corporation


Date: August 9, 2005           By:  /s/ ERIC M. POLIS
                                   ------------------
                                   Eric M. Polis
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer
                                   and duly authorized to sign on behalf
                                   of the Registrant)