Form 10-KT
period 2005-09-30
ASI TECHNOLOGY CORP
filed 2005-12-27
CIK 7951

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period January 1, 2005 to September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2005 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant) was $1,668,000.

As of December 20, 2005 there were 7,019,664 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================


                                                 TABLE OF CONTENTS
                                                                                                         Page
                                                      PART I
ITEM 1.       Description of Business                                                                     4
ITEM 2.       Description of Property                                                                     9
ITEM 3.       Legal Proceedings                                                                           9
ITEM 4.       Submission of Matters to a Vote of Security Holders                                         9

                                                      PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                    9
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                  10
ITEM 7.       Financial Statements                                                                       18
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       33
ITEM 8A.      Controls and Procedures                                                                    33
ITEM 8B.      Other Information                                                                          33

                                                     PART III

ITEM 9.       Directors and Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act                                                        34
ITEM 10.      Executive Compensation                                                                     35
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                                              36
ITEM 12.      Certain Relationships and Related Transactions                                             37
ITEM 13.      Exhibits                                                                                   38
ITEM 14.      Principal Accountant Fees and Services                                                     39
SIGNATURES                                                                                               40


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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                TRANSITION REPORT

On November 7, 2005 the Board of Directors approved the change of our fiscal year to September 30. Our previous fiscal year ended on December 31. This report on Form 10-KSB is for the nine month period ended September 30, 2005.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

ASI Technology Corporation is a development stage company, incorporated under the laws of the State of Nevada. We purchased patented plasma antenna technology in August 1999 and purchased patented plasma sound reduction technology for jet engines in December 2000. We acquired an exclusive license to a plasma technology for sterilization and decontamination in January 2003. After making pioneering developments in plasma antenna technology between 1999 and 2003, we sold the business in 2003 to focus resources on our plasma sterilization and decontamination technology, still in an early stage of development.

Our plasma sterilization and decontamination technology employs resistive electrodes to efficiently produce high volumes of atmospheric pressure plasma also known as room temperature plasma or more commonly, cold plasma. Our cold plasma generation method uses low voltage to produce high volumes of cold plasma. Cold plasma has been demonstrated in studies sponsored by us, in government sponsored studies and in published research by scientists, as useful for sterilization and decontamination. Cold plasma is also routinely employed in certain high technology industrial processing. Our plan is to develop prototype devices to validate and demonstrate this technology for government and commercial applications and license the technology to others.

In August 2003, we completed a study of the use of this technology for decontamination of forward-deployed equipment and facilities exposed to biological warfare agents for the U.S Air Force. Our experiments indicated that effective decontamination can be achieved with this method. During 2004 and 2005 we focused our development efforts on improving our plasma sterilization and decontamination prototypes, performing additional laboratory testing and sponsoring experiments reported in scientific publications and others being prepared for publication. In 2005, we also commenced direct discussions targeted at prospective licensees of the technology.

We also own a patented plasma sound reduction technology. This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. Jet engine noise emissions are highly regulated and airlines and engine manufacturers incur significant costs to meet increasingly stringent regulations. During 2003, we paid for a research study performed by the National Center for Physical Acoustics at the University of Mississippi. We believe this study provided important experimental validation of our method of active jet noise control. As we are focusing our limited resources and efforts on our plasma sterilization and decontamination technology, we have no current plans to develop our plasma sound reduction technology.

Our plasma technologies are in the early stage of development and there can be no assurance that commercial viability will be achieved. Further development is necessary in order to verify and document the advantages and to commercialize the technologies. There can be no assurance that we can develop our plasma technologies and become commercially successful.

ASI was incorporated on January 9, 1931 and has evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. ASI had not filed Exchange Act reports from about 1982 until March 2001. On September 1, 2000, the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. All share and per share data included in this annual report have been adjusted to retroactively reflect the reverse stock split. The Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 7,019,664 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Recent Developments

In August and September 2005, we sold $2,000,000 of securities. We sold $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008. These Subordinated Notes were sold as a unit with $1,000,000 of common stock at $0.35 per share with warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). Two officers/directors purchased $422,500 of the Subordinated Notes, 1,207,142 shares of the common stock and 603,571 Warrants.

In August 2005, we paid cash of $755,000 for a note receivable and in October 2005 paid $985,000 for a second note receivable, both due from the same limited liability company managed by a residential home builder. These one year notes bear interest at 15% per annum payable monthly and are secured by certain undeveloped land in Clark County, Nevada. These short-term (one year or less) loans to an unrelated party are intended to provide revenues to finance the Company's operations and technology development. Nonpayment of monthly interest or a default on one or both of these notes could have a material adverse impact on our results of operations and liquidity and our ability to repay the Subordinated Notes when due.

Terms of Technology Agreements

Plasma Sterilization and Decontamination
----------------------------------------

Effective on January 1, 2003, we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. We believe we will meet the commercialization requirements in 2006 to maintain the exclusive license. This agreement also provides for future royalty payments to the inventor based on product sales or sublicense fees. The inventor is a consultant to us on our plasma technologies. The licensed technology was originally developed prior to the consultant's work with us.

Plasma Sound Reduction
----------------------

On December 30, 2000, we signed a purchase agreement (the "Sound Reduction Purchase Agreement") for our plasma sound reduction technology with American Technology Corporation ("ATC"), an unaffiliated company. The patent on this technology was issued in 1999 and expires in 2017.

We purchased the sound reduction technology for $200,000, which has been fully paid. We are obligated to pay royalties of 4% on product sales for the term of the patent. A royalty of 15% is due on license revenues and a fee of 10% of sale proceeds is due on the further sale of the technology.

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

Plasma Sterilization and Decontamination
----------------------------------------

Atmospheric pressure plasmas or room temperature, non-thermal plasmas generated at relatively low energy levels are known as cold plasmas. Cold plasmas have demonstrated effectiveness in rapid sterilization, decontamination and industrial processing. When generated, cold plasma is a bluish substance that resembles a fog like gas. Cold plasma can destroy deadly microbes lodged on the skin, weapons, medical instruments or clothing. Independent research has demonstrated that plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents like anthrax.

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

Cold plasmas are also employed in industry, in semiconductor manufacturing and flat screen televisions. During the last five to six years, the U.S. Air Force and other agencies have focused research dollars on biological cold plasma research. Historically, such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power, making them cost, weight and size prohibitive for broader or portable applications.

Our consultant, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure to generate a plasma cloud of activated oxygen in air. It produces a cloud of ionized gas at atmospheric pressure and at low temperatures. We employ a resistive barrier discharge by using ceramics to prevent unwanted arcing and achieve an even, broad, high volume and efficient discharge. The generated cold plasma cells destroy molecules using highly reactive free oxygen radicals - atoms or molecules that have unpaired electrons that when paired with bacteria, rapidly destroy the targeted organism. The cold plasma also contains a large volume of hydroxyl ions, ozone and atomic oxygen to rapidly oxidize most unwanted bacteria. We believe cold plasma treatment does not harm the skin or body and has no effect on fragile plastic or steel instruments or devices.

The U.S. Air Force has been a leading sponsor of cold plasma research. The Persian Gulf War in 1991 accelerated the need for rapid means of decontamination and sterilization. By disrupting the integrity of cell membranes, cold plasma offers a rapid, simple and economical means of destroying even the hardiest bacterial spores in minutes compared to the hours required by alternative methods. Research has shown that cold plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents like anthrax.

We tested our technology under contract for the U.S. Air Force, targeting a use to decontaminate forward deployed equipment and facilities. We are evaluating commercial application and developing prototypes for demonstration to prospective licensees and as a test platform for testing with bacteria and other agents.

In addition we have sponsored Dr. Alexeff and students at the University of Tennessee, Knoxville to test our method of decontamination and sterilization. During the nine months ended September 30, 2005, reports on these experimental results evidence to us that:

     o Concentrations of E. Coli bacteria can be effectively killed in 4-10 minutes with the plasma discharge.

     o The plasma discharge works away from the generating surface indicating the possibility of circulating the plasma away from the generating source.

     o The plasma discharge is capable of penetrating a sealed standard business envelope and kill E. Coli bacteria in a short time without any application of heat to the envelope.

     o The charged particles created in the process have separate biological killing properties distinct from the ozone also included in the discharge (ozone, is a primary commercial decontamination method).


There are several competing methods to generate cold plasmas including using electron beams, corona discharges, dielectric barrier discharges, pin array discharges and others. The important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area, whereas traditional materials often result in a small arc greatly minimizing the discharge area. Our discharge also results in large quantities of ozone. Ozone is known as a powerful sterilizing and decontamination agent. As an example, ozone is used frequently to purify water that has too much bacteria to be treated with chlorine. Our recent research supports that cold plasma is an effective bacteria sterilizer and that our method produces bacteria killing agents distinct from ozone.

Plasma Sound Reduction Technology
---------------------------------

The patent we purchased describes a method of using the internal hot gas plasma as the speaker element to create a wave to interfere and offset the acoustic noise wave inside a jet engine. The patent also discusses methods of possibly seeding the fuel with chemicals to enhance the conductivity in the jet engine. It is uncertain whether fuel seeding is required for performance of this technology.

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

In September 2002, we entered into a contract with the University of Mississippi's National Center of Physical Acoustics ("NCPA") to perform the first phase of experimental work on our method of jet engine noise reduction. We paid $103,140 for the work. We received the final report in August 2003. This report concluded that the control of internal jet engine noise sources using a method described in our patent could lead to jet noise reduction in existing modern jet aircraft.

We are currently focusing our limited resources on our plasma sterilization and decontamination technology and have no current plans to develop our method of sound reduction for jet engines. We have no established timetable for the development of this technology nor do we have an estimate of the necessary costs.

Market Opportunities and Strategy
Applications of cold plasma include:

     o    Combating bacteria warfare

     o    Sterilization of medical instruments

     o Rapid room temperature sterilization of food, including protection from Salmonella bacteria

     o    Destroying  allergens  or  decontaminating  homes,  packages,   ships,
          businesses or other environments

     o Surface modification of materials, e.g. to cause water or paint to stick to plastics

     o Shielding craft from radar view or attack by certain kinds of energy weapons

     o Eliminate nitrogen oxides (greenhouse gases) from automobile exhaust streams

     o    Biomedicine   for   wound   healing,   tissue   engineering,   surface
          modification of bio-compatible materials, and the sterilization of reusable heat-sensitive medical instruments

Cold plasma has been used in semiconductor manufacturing for more than 15 years. It is an expensive part of the semiconductor manufacturing process. We have no present plans to address this market.

A primary market for cold plasma generation is for military decontamination of facilities, clothing and weapons. The ability to generate cold plasma on site in a portable and efficient manner is a key advantage. We expect to explore commercial markets focusing primarily on medical, food and package sterilization. Again, portability and efficiency are key advantages, but the lack of heat or steam or toxic side effects offers additional advantages over some existing methods of sterilization and decontamination. We also believe our methods could be adapted to decontaminate buildings, homes, cruise ships and other facilities.

We are in early stages of testing our method and evaluating opportunities. We are focusing our marketing and licensing efforts on the package and food decontamination and the medical sterilization market. Our goal is to prove our method in military and commercial applications. Our strategy is to license others to manufacture devices. Management's efforts are at a preliminary stage and we do not have a timetable or an estimate of the cost of developing these applications and obtaining the necessary approvals for sale or use of any devices. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

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

The many companies engaged in these activities are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. The U.S. government is also sponsoring cold plasma research by universities and others. Others have developed cold plasma generation methods and systems. It is possible that such organizations have developed or may develop in the future plasma generation methods and systems superior to those envisioned by us.

The market for jet engine noise reduction systems, both passive and active, is highly competitive. Many companies produce noise reduction systems that are competitive to the system described in our patent. Engine manufacturers are also focused on noise reduction in the design and production of engines. These organizations are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market should we elect to develop this technology in the future.

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

Dr. Alexeff owns one U.S. patent on the plasma sterilization and decontamination technology we have licensed. We intend to file and obtain under our exclusive license additional patents on this technology as we progress with development. No foreign rights have been applied for to date and we may therefore be unable to protect any rights outside of the United States.

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

Research and Development

For the nine months ended September 30, 2005 and the year ended December 31, 2004, we invested $9,376 and $48,883, respectively, on research and development. In 2004, we obtained $45,864 from one customer for sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

Employees

We have no full-time employees and our two executive officers provide only part-time services to the Company. We employ technical consultants or others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. Since 1999 we have paid a company affiliated with Mr. Jerry Polis, our President and a director, a month-to-month fee for office rent and bookkeeping and administrative services. Since July 2002 the rate has been an aggregate of $1,000 per month. We believe these terms are no less favorable than what could be obtained from outside providers.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal period covered by this report.

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

The following table sets forth the high and low bid quotations for our common stock for the year ended December 31, 2004 and the transition period ended September 30, 2005:

                                                        Bid Quotations
                                                    High              Low
                                                    ----              ---
Year Ending December 31, 2004
         First Quarter                              $0.34            $0.11
         Second Quarter                             $0.20            $0.16
         Third Quarter                              $0.20            $0.16
         Fourth Quarter                             $0.30            $0.16
Nine Month Period Ending September 30, 2005
         First Quarter                              $0.20            $0.20
         Second Quarter                             $0.35            $0.20
         Third Quarter                              $0.40            $0.22

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We had 1,050 holders of record of our 7,019,664 shares of common stock at September 30, 2005, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At September 30, 2005 we had an accumulated deficit of approximately $3.7 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits.

At  September  30,  2005,  we had one equity  incentive  plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan which plan has been approved by our stockholders. The following table gives information as of September 30, 2005:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants           (excluding securities
        Plan Category               warrants and rights              and rights             reflected in column (a))
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders              160,000                       $0.43                       90,000

Equity compensation plans not
approved by security holders                   --                          --                           --
------------------------------  ---------------------------  ----------------------------  ----------------------------
Total                                     160,000                       $0.43                       90,000
==============================  ===========================  ============================  ============================


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

During 2004 and 2005, we focused our development efforts on improving our plasma sterilization and decontamination prototypes, performing additional laboratory testing and sponsoring experiments reported in scientific publications and others being prepared for publication. In 2005, we also commenced direct discussions targeted at prospective licensees of the technology. Our goal is to license this technology for production of sterilization and decontamination devices. Although we believe results to date are encouraging and warrant continued expenditures and efforts to commercialize this technology, future commercial success is uncertain. Accordingly, we may also seek other business opportunities including new investments, new research, technology or other acquisitions or other business development efforts.

At the beginning of 1999, we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. Our financial statements are presented on the basis that we are able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants and invested an aggregate of

$1,740,000 of these proceeds in August and October 2005 in short-term notes bearing interest at 15% per annum. We intend to use income from these notes to support limited research and development of our plasma sterilization and decontamination technology and to support our administrative costs. Our long-term continued existence may be dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 7 of Part II, "Financial Statements." The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis or Plan of Operation" when such policies affect our reported and expected financial results.


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


Revenue Recognition - Revenue resulting from development contracts is recognized under the percentage-of-completion method based upon costs incurred relative to total contract costs which typically coincides with when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development. We do not anticipate that costs of contracts will exceed revenues.

Patents - Patent costs related to our acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

Investment Securities - We account for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. Our marketable securities related to shares of common stock of one unaffiliated company received in exchange for the sale of our plasma antenna business. They were valued at the quoted market price on the over-the-counter market. We classified these marketable securities as available-for-sale and, previously carried the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). During the third quarter of 2004 we determined that there had been a substantial decline in the value of the investment securities and there was no assurance of future recovery in value. Management determined the investment securities were impaired and an impairment loss was recorded and the cumulative unrealized loss previously recorded as a comprehensive loss in stockholders' equity was reversed.

Research and Development Costs - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

Discontinued Operations

In September 2003 we completed the sale of our plasma antenna technology and related government contracts but continued the completion of contracts in process at that time. We have segregated continuing operations from discontinued operations for the periods presented and discontinued operations have been presented as a single line item as discussed in the notes to our financial statements. The following details the components of discontinued operations for the periods presented.


                                                                           From inception
                                                                           of development
                                                                                stage
                                                         Year ended       (January 1, 1999)
                                                         December 31,       December 31,
                                                             2004               2004
                                                         --------------    --------------
Contract revenues                                        $   45,864        $  1,127,958
Proceeds received from sale of antenna component             62,722           1,002,722
                                                         --------------    --------------
                                                            108,586           2,130,680
                                                         --------------    --------------
Research and development                                     31,723           1,562,383
Marketing and promotion                                      25,197             296,186
                                                         --------------    --------------
                                                             56,920           1,858,569
                                                         --------------    --------------
Income from discontinued operations                      $   51,666        $    272,111
                                                         ==============    ==============



There was no discontinued operations activity for the nine months ended September 30, 2005. We do not expect further discontinued revenues or costs in 2006 resulting from our discontinued segment.

Results of Operations - Nine Months of 2005 vs. Nine Months of 2004

Revenues
--------

Revenues from continuing operations for nine months ended September 30, 2005 and 2004 were nil. We terminated our one outside license for our plasma sterilization and decontamination technology in February 2004 for nonpayment of monthly license fees and obtained no other sources of revenue during 2004 or 2005.

There can be no assurance of future revenues from our plasma technologies.

Research and Development
------------------------

Research and development costs from continuing operations for the nine months ended September 30, 2005 were $9,376 in comparable to the $9,680 expended for the 2004 nine month period. These costs were expended on company sponsored research on our plasma sterilization and decontamination technology.

Patent costs related to the acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing. We incurred $3,990 and $605 in patent costs for the nine months of 2005 and 2004, respectively. In 2005 we engaged in additional patent work on our plasma sterilization and decontamination technology.

Research  and  development  costs  vary   significantly   each  period.   Future
expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Costs
-----------------------------

Marketing and promotion costs for continuing operations for the nine months ended September 30, 2005 were $26,479 compared to $20,723 for the same period of 2004. These costs in 2005 included $17,176 of travel and $9,000 of contributed services.

Marketing and promotion costs will vary each period depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Costs
--------------------------------

General and administrative costs for the nine months ended September 30, 2005 were $94,537 compared to $78,643 for the same period of 2004. These costs in 2005 consisted primarily of legal and accounting fees of $47,111, personnel costs of $18,000, $9,000 in contributed services, $11,033 of shareholder related costs and $9,000 of rent and administrative expenses paid to a company affiliated with our President.

General and administrative costs vary each period depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Discontinued Operations
-----------------------

Contract revenues included in discontinued operations for the nine months ended September 30, 2004 were $45,864 and none in 2005. This 2004 revenue was recognized on a 24-month U.S. Government Missile Defense Agency ("MDA") Phase II contract awarded in April 2002 and completed in April 2004.

Total research and development costs for discontinued operations were $31,723 for the nine months ended September 30, 2004 and none for 2005. The decrease resulted from the completion of our final government contract and the sale of the plasma antenna business.

Marketing and promotion costs included in discontinued operations were $2,355 in 2004 and none in 2005. The reduction results from the sale of the plasma antenna business.

Net Loss
--------

We had an operating loss of $130,392 for the nine months ended September 30, 2005. Nonoperating items included an unrealized impairment loss of $143,573 on investment securities and the net loss was $266,792 for the nine months. There were no discontinued operations in 2005.

For the comparable nine month period of 2004 the operating loss was $109,046, the impairment loss was $622,821 on investment securities and the net loss before discontinued operations was $748,249. Discontinued operations contributed income net of tax of $-0- of $74,508 for a net loss of $673,741. We sold all our investment securities in 2005 and expect no further impairments or discontinued operation items in fiscal 2006.

We anticipate we may incur future operating losses until we are able to commercialize and license our remaining plasma technologies. The level of future losses will be dependent on our expenses and future revenues, and elections made regarding research and development, marketing and administrative costs.

The loss for the period from inception of the development stage (January 1, 1999) to September 30, 2005 was $1,541,718.


Liquidity and Capital Resources

As of September 30, 2005 we had cash of $1,263,225 compared to $94,262 at December 31, 2004. Net cash used in operating activities was $96,576 during the nine months ended September 30, 2005, consisting primarily of a $266,792 loss from continuing operations reduced by a $143,573 non-cash impairment charge on investment securities.

Our principal source of liquidity at September 30, 2005 consisted of cash of $1,263,225. We have a note receivable of $755,000 due in August 2006. We have no other unused sources of liquidity at this time.

In August and September 2005 we invested $755,000 in notes receivable and in October 2005 we invested an additional $985,000 in notes receivable. We have no outstanding commitments for capital expenditures. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Notes receivable are expected to produce quarterly income of approximately $65,000. A default on the interest or principal due us would have a material adverse impact on our operations and cash position.

Based on current expectations and business conditions, and assuming note income due us, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. However, we intend to perform additional development on our plasma sterilization and decontamination technology and since management does not have estimates of the amounts or timing thereof, we may require additional funds for this purpose. We may also develop or acquire other technologies requiring future expenditures. We may also require additional funds to pay or finance operations should our expectations on cash requirements change.

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. However, reductions in research and development could delay development progress and adversely affect our ability to generate future revenues from our technologies. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in research and development or marketing in the future on our existing technologies or new technologies. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

We believe that any required funding will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

We do not believe inflation had a significant impact on our operations during 2005 or 2004 or that it will have a significant impact on operations during the next twelve months.

New Accounting Pronouncements and Issues

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that
(1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In December, 2004, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), "Share Based Payments." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after December 15, 2005.

Tax Loss Carryforwards

As of September 30, 2005, we had approximately $395,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

     Our revenues would be adversely affected by non-payment or default on notes receivable. We expect interest from high-interest notes due to us to provide income during the next twelve months. Non-payment of interest or a default on the notes would adversely affect our operations and cash flow and a default on principal would jeopardize our future ability to repay our subordinated notes in 2008. Notes receivable are concentrated with one party, and although secured by a deed of trust on undeveloped land in Clark County, Nevada, is subject to risk of nonpayment. Foreclosure or other actions required by us on any default may be require time and may be costly and there is no assurance of adequate recovery from any such actions.

     Our technologies are in early stages of development and may not be successful. Our business plan contemplates that virtually all of our future revenues, if any, will be attributable to our plasma technologies, which are still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes in order to demonstrate commercial viability of our technologies. Our objective is to sell or license our technologies to companies that then must incorporate our technologies into products (we do not intend to manufacture products ourselves). Even if more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We have generated limited revenues from our plasma sterilization and decontamination technology and no revenues from our plasma sound technology. We cannot assure that there will be future revenues. The development of new technology is also subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we will rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

     We expect to sustain losses during development of our technology. We expect to incur research, development and marketing expenditures without the prospect of significant operating revenues for the foreseeable future. We may not be able to generate revenue from our technology in the future. Even if we do generate operating revenues, we cannot assure that we will be able to generate sufficient revenue to offset operating costs or to achieve or sustain profitability.

     We may not be able to obtain sufficient funds to continue or grow our business. Based on, among other things, our proposed plan of operations and certain assumptions regarding availability of note income, we believe we have sufficient financing to fund our operations during the next twelve months. If our plans change, our assumptions change or prove to be inaccurate, we may be required to seek additional financing to fund the costs of operations. Although management has been successful in obtaining required funds in the past, we have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we curtail or terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

     If we fail to establish and maintain personnel and strategic relationships, our ability to develop our technology will suffer. We currently have a month-to-month arrangement with Dr. Igor Alexeff. He is a key individual involved in the development and marketing of our plasma sterilization and decontamination technology. We depend on Dr. Alexeff or other personnel relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. These individuals, however, may terminate their relationship with us at any time. There can be no assurance, therefore, that any individuals will continue their relationships with us for the time necessary to complete development of our technology. Although we believe that there are other personnel or consultants capable of working on our technology, the loss or unavailability of any individual could result in delays or added costs of development, materially impede development or adversely affect our ability to continue in business.

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

     Competition and obsolescence could preclude us from realizing revenues. The markets for our plasma technologies are extremely competitive. Many companies produce sterilization and decontamination equipment that are competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in any of these markets. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

     Our markets are highly regulated and we may be subject to environmental regulations. The sterilization of medical devices and food, and the decontamination of items are highly regulated and controlled in most major markets throughout the world. Decontamination and sterilization devices, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology. We may not be able to obtain timely regulatory approvals for future products. The failure to obtain any necessary approvals would adversely impact our business.

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

     We may be subject to product liability and recall claims exceeding any future insurance coverage. Although we intend to rely on strategic partners for the manufacture and sale of products or systems incorporating our technology, we may become subject to product liability claims and lawsuits from time to time. We face risk of product liability claims in the event that the use of such products results in personal injury. We also face the possibility that defects in the design or manufacture of products or systems might necessitate a recall. There can be no assurance that we will not experience losses due to product liability, claims or recalls in the future. There can be no assurance that insurance coverage will be available on acceptable terms or at all, or that any insurance coverage will be adequate to cover such losses. A product liability or other judgment against us in excess of future insurance coverage, if any is obtained, or a product recall, could adversely affect our business.

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

Item 7. Financial Statements

Our financial statements follow.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of ASI Technology Corporation, a development stage company (the "Company"), as of September 30, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the nine month period then ended and for the period from inception of the development stage (January 1, 1999) through September 30, 2005. The financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of September 30, 2005, and the results of its operations and its cash flows for the nine month period then ended and for the period from inception of the development stage (January 1, 1999) through September 30, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional Corporation


Las Vegas, Nevada
November 22, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying statements of operations and cash flows of ASI Technology Corporation (a development stage company) for the year ended December 31, 2004 and the statement of comprehensive loss and stockholders' equity from January 1, 1999 (date of inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of ASI Technology Corporation's operations and its cash flows for the periods indicated above in conformity with United States generally accepted accounting principles.

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

/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada
February 1, 2005

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

BALANCE SHEET
September 30, 2005

---------------------------------------------------------------------------

ASSETS
Current assets
  Cash  and cash equivalents                                    $ 1,263,225
  Accounts receivable, less allowance of $22,842                       --
  Note receivable                                                   755,000
  Accrued interest                                                    6,292
                                                                -----------
                                                                $ 2,024,517
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $    12,962
  Accrued liabilities                                                14,406
                                                                -----------
                                                                     27,368
                                                                -----------

Long-term liabilities
  Subordinated notes, net of note discount of $125,892              874,108
                                                                -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
    none issued and outstanding
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 7,019,664                                140,393
  Additional paid-in capital                                      4,766,051
  Pre-development stage deficit                                  (2,241,685)
  Deficit accumulated in the development stage                   (1,541,718)
                                                                -----------
                                                                  1,123,041
                                                                -----------

                                                                $ 2,024,517
                                                                ===========


See notes to financial statements.


ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004 and
For the Period from Inception of Development Stage (January 1, 1999) to September 30, 2005


                                                                                                   Comparative
                                                                                                   nine months
                                                                                From inception       ended
                                               September 30,     December 31,   of development     September 30,
                                                   2005              2004           stage              2004
-----------------------------------------------------------      -----------      -----------      -----------
                                                                                                   (Unaudited)
Contract and license revenues                   $      --        $      --        $    25,000      $      --
                                                -----------      -----------      -----------      -----------

Operating expenses
License fees paid                                      --               --             19,375             --
Research and development                              9,376           17,160          333,051            9,680
Marketing and promotion                              26,479           23,723          130,478           20,723
General and administrative                           94,537          102,898          592,705           78,643
                                                -----------      -----------      -----------      -----------
                                                    130,392          143,781        1,075,609          109,046
                                                -----------      -----------      -----------      -----------

Operating loss                                     (130,392)        (143,781)      (1,050,609)        (109,046)

Nonoperating income (expense)
Interest and other income                            16,275           21,561           72,604              508
Interest expense                                    (16,813)         (22,562)         (77,035)         (16,890)
Gain (loss) on security sales                         7,711          (19,406)         (11,695)            --
Unrealized impairment loss on available-
      for-sale securities                          (143,573)        (603,521)        (747,094)        (622,821)
                                                -----------      -----------      -----------      -----------
Loss from continuing operations,
   net of tax of $-0-                              (266,792)        (767,709)      (1,813,829)        (748,249)
Discontinued operations, net of tax of $-0-
From operations                                        --            (11,056)        (730,611)          11,786
Gain on sale of discontinued component                 --             62,722        1,002,722           62,722
                                                -----------      -----------      -----------      -----------
                                                       --             51,666          272,111           74,508
                                                -----------      -----------      -----------      -----------
Net loss                                        $  (266,792)     $  (716,043)     $(1,541,718)     $  (673,741)
                                                ===========      ===========      ===========      ===========

Basic and diluted income (loss)
  per common share
Continuing operations                           $     (0.07)     $     (0.23)                      $     (0.22)
                                                ===========      ===========                       ===========
Discontinued operations                         $       --       $      0.02                       $      0.02
                                                ===========      ===========                       ===========
Net loss                                        $     (0.07)     $     (0.21)                      $     (0.20)
                                                ===========      ===========                       ===========

Weighted average number of common
shares outstanding                                3,888,364        3,412,522                         3,412,522
                                                ===========      ===========                       ===========

See notes to financial statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004 and
For the Period from Inception of Development Stage (January 1, 1999) to September 30, 2005

                                                                         Stockholders' Equity
                                            ----------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                   Accumulated    Pre-     accumulated
                                               Common Stock                           other   development   during the
                             Comprehensive  -------------------    Additional    comprehensive    stage    development
                                 loss        Shares     Amount   paid-in capital     loss        deficit     stage         Total
                               -----------------------------------------------------------------------------------------------------
Balance, inception of
 development stage
 (January 1, 1999)                          1,181,664 $1,181,664  $1,087,861          --    $(2,241,685)  $       --   $   27,840
Sale of stock, net of
 offering costs of $15,000                  1,500,000    300,000     435,000          --            --            --      735,000
Stock issued for services                      30,000      6,000       9,000          --            --            --       15,000
1 for 10 reverse stock split                      --  (1,433,431)  1,433,431          --            --            --          --
Stock options issued
 for services                                     --         --        5,500          --            --            --        5,500
Related party demand notes
 converted to stock at $0.50
 per share                                    228,458      4,569     109,660          --            --            --      114,229
Sale of stock at $0.50
 per share                                    406,400      8,128     195,072          --            --            --      203,200
Contributed services                              --         -       132,000          --            --            --      132,000
Stock issued for services at
 $0.50 per share                               66,000      1,320      31,680          --            --            --       33,000
Comprehensive income
   Net loss                    $  (558,883)       --         --          --           --                     (558,883)   (558,883)
   Change in unrealized loss
     on available-for-sale
     securities                   (143,821)       --         --          --      (143,821)          --            --     (143,821)
                               ------------
   Other comprehensive loss       (143,821)
                               ------------
   Comprehensive loss          $  (702,704)
                               ============  ---------------------------------------------------------------------------------------

Balance, December 31, 2003                  3,412,522 $   68,250  $3,439,204    $(143,821)  $(2,241,685)  $  (558,883) $  563,065

Contributed services                              --         --       24,000          --            --            --       24,000
Stock options issued
 for services                                     --         --        4,960          --            --            --        4,960
Comprehensive income
   Net loss                    $  (716,043)       --         --          --           --            --       (716,043)   (716,043)
     Unrealized loss on
        available-for-sale
        securities                (459,700)
     Reclassification
        adjustment for
        impairment loss            603,521
                               ------------
   Other comprehensive
        income                     143,821        --         --          --       143,821           --            --      143,821
                               ------------
   Comprehensive loss           $ (572,222)
                               ============  ---------------------------------------------------------------------------------------

Balance, December 31, 2004                  3,412,522 $   68,250  $3,468,164    $     --    $(2,241,685)  $(1,274,926) $   19,803

Common stock issued on
  conversion of demand
  notes at $.30 per share                     750,000     15,000     210,000          --            --            --      225,000
Sale of common stock at
   $0.35 per share, net of
   offering costs of $4,500                 2,857,142     57,143     938,357          --            --            --      995,500
Value of warrants associated
   with  issuance of debt                         --         --      128,300          --            --            --      128,300
Contributed services                              --         --       18,000          --            --            --       18,000
Stock options issued
   for services                                   --         --        3,230          --            --            --        3,230
Net loss                                          --         --          --           --            --       (266,792)   (266,792)
                                           -----------------------------------------------------------------------------------------
Balance, September 30, 2005                 7,019,664 $  140,393  $4,766,051    $     --    $(2,241,685)  $(1,541,718) $1,123,041
                                           =========================================================================================


See notes to financial statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004 and
For the Period from Inception of Development Stage (January 1, 1999) to September 30, 2005

                                                                                                                    Comparative
                                                                                                                    nine months
                                                                                                  From inception       ended
                                                                September 30,     December 31,    of development    September 30,
                                                                    2005             2004            stage             2004
-------------------------------------------------------------------------------------------------------------      -----------
                                                                                                                   (Unaudited)
Operating activities
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from continuing operations                                 $  (266,792)     $  (767,709)     $(1,813,829) $      (748,249)
Contributed services                                                 18,000           24,000          174,000           18,000
(Gain) loss  on security sales                                       (7,711)          19,406           11,695             --
Unrealized impairment loss on available-for-sale securities         143,573          603,521          747,094          622,821
Common stock and options issued for services                          3,230            4,960           61,690             --
Interest paid in common stock                                          --               --              4,229             --
Non-cash interest                                                     2,408             --              2,408             --
Acquired in-process research and development                           --               --            450,000             --
Increase (decrease) in working capital components:
Accounts receivable                                                    --             43,650          (22,842)          43,650
Accrued interest                                                     (6,292)            --             (6,292)            --
Accounts payable                                                      2,602          (89,036)          12,962          (73,212)
Accrued liabilities                                                  14,406          (19,869)          14,406             --
Due to related party                                                   --               --             (5,895)            --
                                                                -----------      -----------      -----------      -----------
Cash used in continuing operations                                  (96,576)        (181,077)        (370,374)        (136,990)
                                                                -----------      -----------      -----------      -----------
Income (loss) from discontinued operations                             --             51,666          272,111           74,508
Non-cash gain on sale of discontinued component                        --            (62,722)      (1,002,722)         (62,722)
Provision for bad debts                                                --             22,842           22,842             --
                                                                -----------      -----------      -----------      -----------
Cash used in discontinued operations                                   --             11,786         (707,769)          11,786
                                                                -----------      -----------      -----------      -----------
Net cash used in operating activities                               (96,576)        (169,291)      (1,078,143)        (125,204)
                                                                -----------      -----------      -----------      -----------

Investing activities
Increase in notes receivable                                       (755,000)            --           (905,000)            --
Payments on note receivable                                            --              6,487          177,339            4,492
Proceeds from security sales                                         25,039           77,894          102,933             --
Cash proceeds from antenna component sale                              --               --            141,000             --
Purchase of in-process research and development                        --               --           (450,000)            --
                                                                -----------      -----------      -----------      -----------
Net cash provided by (used in) investing
activities                                                         (729,961)          84,381         (933,728)           4,492
                                                                -----------      -----------      -----------      -----------

Financing activities
Proceeds from related party loans                                      --               --            435,000             --
Proceeds from subordinated notes                                  1,000,000             --          1,000,000             --
Net proceeds from sale of common stock                              995,500             --          1,833,700             --
                                                                -----------      -----------      -----------      -----------
Net cash provided by financing activities                         1,995,500             --          3,268,700             --
                                                                -----------      -----------      -----------      -----------

Net increase (decrease) in cash
and cash equivalents                                              1,168,963          (84,910)       1,256,829         (120,712)

Cash and cash equivalents, beginning of period                       94,262          179,172            6,396          179,172
                                                                -----------      -----------      -----------      -----------

Cash and cash equivalents, end of period                        $ 1,263,225      $    94,262      $ 1,263,225      $    58,460
                                                                ===========      ===========      ===========      ===========

Supplemental cash flow information
Cash paid during the period for interest                        $      --        $    33,904                       $    11,342
                                                                ===========      ===========                       ===========
Supplemental schedule of noncash investing and
financing activities:
Common stock and stock options issued for services              $     3,230      $      --                         $      --
Demand notes converted to common stock                          $   225,000      $      --                         $      --
Common stock received for antenna business sale                 $      --        $    62,722                       $    62,722

See notes to financial statements.

ASI TECHNOLOGY CORPORATION
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1.       Nature of Business

Since January 1, 1999, the inception of its development stage, ASI Technology Corporation ("Company") has been developing and attempting to commercialize plasma technologies. It acquired and subsequently sold plasma antenna technology, acquired plasma sound reduction technology (December 2000) and licensed plasma technology for decontamination and sterilization invented by one of its consultants (January 2003). From 1995 until December 1998, the Company was inactive, engaged only in collecting proceeds from prior asset sales, reducing debts and paying corporate costs.

Because the Company has devoted most of its efforts since January 1, 1999 to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for a 1 for 10 reverse stock split effected on September 1, 2000.

Note 2.       Summary of Significant Accounting Policies

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments and concentration of credit risk - Notes receivable are concentrated with one debtor and as such is subject to the risk of nonpayment which would have a material adverse impact on the Company. The Company manages its credit risk by investigating the credit worthiness of the borrower before entering into a transaction and/or by securing such borrowings with deeds of trusts on real estate. The carrying values of financial instruments including cash, accounts and notes receivable, accounts payable and accrued liabilities approximated fair market value because of the short-term maturity of these instruments.

Revenue recognition - Although the Company is in the development stage and, accordingly, has not yet realized any significant revenue during the periods presented, revenue resulting from development contracts is expected to be recognized under the percentage-of-completion method based upon costs incurred relative to total estimated contract costs or when the related contractual obligations have been fulfilled and fees are billable. Revenues from plasma decontamination and sterilization technology sublicensing are to be recognized as collected due to uncertainty of collection of amounts billed. Costs associated with development contracts are included in research and development.

Research and development costs - Research and development costs, including patent costs related to acquired and developed technology, are expensed as incurred because the technology being developed has not yet reached technological feasibility and requires further development, refinement and testing.

Employee stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options issued to employees which requires recognition of expense when the option price is less than the fair value of the underlying common stock at the date of grant.

To provide the required pro forma information for employees under the provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                   Nine months
                                                      ended        Year ended
                                                   September 30,   December 31,
                                                       2005           2004
                                                    ---------      ----------
Net loss
      As reported                                   $(266,792)     $(716,043)
             Less: Total employee stock-based
             compensation determine fair
             value based method                        (3,230)        (9,920)
                                                    ---------      ---------
      Pro forma                                     $(270,022)     $(725,963)
                                                    =========      =========

Basic and diluted income (loss) per share:
      As reported                                   $   (0.07)     $   (0.21)
                                                    =========      =========
      Pro forma                                     $   (0.07)     $   (0.21)
                                                    =========      =========


In December, 2004, the Financial Accounting Standards Board finalized SFAS No. 123R Share Based Payments. The effective date of SFAS No. 123R for the Company will be the quarter ended December 31, 2006. The Company does not expect to experience any significant effect of adopting SFAS No. 123R because of limited option activity.

Cash equivalents - For purposes of the financial statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income (loss) per common share - Basic income (loss) per share is computed by dividing income (loss) available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income of an entity. The Company has no dilutive securities other than stock options and warrants which are not included because of the anti-dilutive effect due to net losses for the periods ended September 30, 2005 and December 31, 2004.

Investment securities - The Company's marketable investment securities related to shares of common stock of one unaffiliated company received in exchange for the sale of the plasma antenna business. The Company owned less than five percent of the company and did not exercise influence over operating and financial policies. These securities were valued at the quoted market price on the over-the-counter market. The Company classified its marketable securities as available-for-sale and, previously carried the investments at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive income (loss). There was a substantial decline in the value of the Company's investment securities in fiscal 2004 and there was no assurance of future recovery in value. Consistent with the provisions of FASB Statement No. 115 and SEC Staff Accounting Bulletin 59, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities," an impairment loss was recorded and the cumulative unrealized loss previously recorded as a comprehensive loss in stockholders' equity was reversed in fiscal 2004.

Reclassifications - Certain items have been reclassified from amounts previously reported to conform to the presentation at September 30, 2005.

Note 3.       Acquisition and Disposition of Plasma Technologies

In 1999, the Company acquired plasma antenna technology for a cash purchase price of $250,000 that was expensed at the time since there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from the technology and no future alternative uses of the patents or technology existed.

In 2003, the Company sold to Markland Technologies, Inc. ("Markland") the Company's patents, patent applications, equipment, government contract rights and other intellectual property rights comprising the Company's plasma antenna business for cash and Markland common stock. In March 2004, the Company received additional shares of Markland common stock valued at $62,722 as consideration for a failure to timely register shares previously received.

Markland began managing the Company's government contracts in 2003. Markland was responsible for contract and plasma antenna related costs. The Company's last government contract under this arrangement was completed in April 2004 and, accordingly, the Company does not expect future revenues from discontinued operations. At the conclusion of the contract, the Company accrued $9,658 as a net fee (excess of contract revenues owed to Markland over reimbursable costs) to Markland and recorded administrative fees earned of $32,500 for a net amount due the Company by Markland of $22,842. Collectibility of this amount is uncertain and, therefore, an allowance for doubtful accounts in this amount has been recorded.

The sale of the plasma antenna technology and government contracts to Markland resulted in the discontinuation of the plasma antenna technology business of the Company. The plasma antenna technology component generated substantially all revenues during 2004. The Company segregated continuing operations (commercial sterilization and decontamination technology and plasma noise cancellation technology) from discontinued operations (plasma antenna technology) for the periods presented and discontinued operations have been presented as a single line item, net of tax. The components of this line item for the year ended December 31, 2004, and from inception of the development stage on January 1, 1999, to December 31, 2004, including contract revenues and research and development expenses attributable to Markland, are as follows:



                                                                           From inception
                                                                           of development
                                                                                stage
                                                         Year ended       (January 1, 1999)
                                                         December 31,       December 31,
                                                             2004               2004
                                                         --------------    --------------
Contract revenues                                        $   45,864        $  1,127,958
Proceeds received from sale of antenna component             62,722           1,002,722
                                                         --------------    --------------
                                                            108,586           2,130,680
                                                         --------------    --------------
Research and development                                     31,723           1,562,383
Marketing and promotion                                      25,197             296,186
                                                         --------------    --------------
                                                             56,920           1,858,569
                                                         --------------    --------------
Income from discontinued operations                      $   51,666        $    272,111
                                                         ==============    ==============



There was no activity for the discontinued component during the nine months ended September 30, 2005.

Note 3.       Acquisition and Disposition of Plasma Technologies (continued)

Sound reduction technology - In 2000, the Company acquired sound reduction technology for jet engines. The purchase price was expensed since there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed. Management is presently unable to determine the fair value, if any, of the sound reduction technology since traditional valuation methods rely on the market values of similar assets, replacement costs or projections of future earnings and cash flows, there is no ready market for these patents or technology, which is still in the early stages of development, and management does not have an estimate of the likely future cost of developing the technology to the point of commercial viability or how long such development may take. The Company's sound reduction technology will require further development before it can be commercialized into products or licensed to others and there can be no assurance that commercial viability will be achieved. As a result, future earnings and cash flows are highly uncertain. Management believes this technology is unique and that no alternative future uses of the technology exist.

In connection with its acquisition of this technology, the Company became obligated to pay royalties starting at 6% of product revenues in the first year, 5% in the second year and 4% thereafter for the term of the initial patent. A royalty of 15% is due on license revenues, if any, to be received by the Company and a fee of 10% of sale proceeds will be due in the event of any further sale of the technology. There are no minimum royalties.


Plasma Sterilization and Decontamination Technology - In 2003 the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method. The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees. The licensor is a consultant to the Company on its plasma technologies.


Note 4.       Investment Securities

The Company received a total of 306,284 common shares of Markland Technologies, Inc. a public company traded over the counter in 2003 and 2004. The cost basis of the securities was $861,722. The securities were originally carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. As a result of a substantial decline in the value of the securities and with no assurance of future recovery in value the Company recorded a $603,821 unrealized loss on available-for-sale securities in 2004. The Company reversed a cumulative unrealized loss of $143,821 previously recorded as a comprehensive loss in stockholders' equity in 2003. As the value of the securities had further declined in 2005 and there was no assurance of future recovery in value, the Company recorded an additional unrealized loss on available-for-sale securities of $143,573 prior to the sale of the balance of the securities. A total of 100,000 shares were sold during 2004 for proceeds of $77,894 and the balance of 206,284 shares were sold in August 2005 for $25,039.

Note 5.       Note Receivable

In August 2005 the Company made a $755,000 cash loan evidenced by a one-year note secured by 2.5 acres of undeveloped land. The note bears interest of 15% per annum payable monthly.

Subsequent to September 30, 2005 the Company made an additional $985,000 cash loan to the same party evidenced by a one-year note secured by 6 acres of undeveloped land. This note also bears interest of 15% per annum payable monthly.

The Company had an unsecured note receivable from the prior sale of assets. This 9% note was due in monthly installments of principal and interest of $500 and matured and was paid in full in 2004.

Note 6.       Subordinated Notes Payable

In August and September 2005 the Company sold $2,000,000 of securities. The Company sold $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008. Interest is payable quarterly. These Subordinated Notes were sold as a unit with $1,000,000 (2,857,142 shares) of common stock at $0.35 per share (see
Note 8) and with the issuance of warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). Two officers/directors purchased $422,500 of the Subordinated Notes, 1,207,142 shares of the common stock and 603,571 Warrants.

The Company determined that 50% of the Warrants were associated with the Subordinated Notes and has recorded the $128,300 value of the 50% of the Warrants issued as debt discount and paid-in-capital. The debt discount is being amortized as additional non-cash interest over the terms of the Subordinated Notes.


Note 7.       Stockholders' Equity

In 2000 the Company's shareholders approved a reorganization of the Company's share capital, whereby each ten shares of common stock were reverse split into one share of common stock of $0.02 par value. This reorganization was effected on September 1, 2000 with the filing of restated articles of incorporation in the State of Nevada. As a result of this share capital reorganization the Company has 11,000,000 shares authorized, $0.02 par value, of which 10,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. No shares of preferred stock have been issued.

In 1999, the Company completed the sale of 1,500,000 shares of common stock at $0.50 per share for gross proceeds of $750,000. Officers and directors of the Company purchased an aggregate of 275,000 of these shares and the Company issued 30,000 shares of common stock to three consultants for services. These shares were valued at $15,000.

In 2001, the Company completed the sale of 367,600 shares of common stock at $0.50 per share for gross proceeds of $183,800. Officers and directors of the Company purchased an aggregate of 100,000 of these shares. The Company also completed a conversion of debt to equity in 2001 for 228,458 shares of common stock at $0.50 per share for total debt of $114,229, including $4,229 of interest. An officer/director of the Company converted debt of $36,407 for an aggregate of 72,814 of these shares.

In 2002 one officer and director purchased 38,800 shares of common stock at $0.50 per share for total proceeds of $19,400 in cash and the Company issued 66,000 shares of common stock at $0.50 per share for services.

In June 2005, the principal balances of $225,000 of demand notes were converted into 750,000 shares of common stock at $0.30 per share. In August and September 2005 the Company sold 2,857,142 shares of common stock in unit offering with notes and warrants (see Note 6) at $0.35 per share for net proceeds of $995,500. Two officers/directors purchased 1,207,142 of these shares.

During the nine months ended September 30, 2005 and for the year 2004, one officer contributed services to the Company without compensation. These services, valued at $18,000 and $24,000, respectively, have been expensed and treated as capital contributions.

Note 8.       Stock Option Plan

Under the 2000 Equity Incentive Plan (the "Plan") the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value and vest immediately unless otherwise designated at grant.

The following table summarizes option activity for the nine months ended September 30, 2005, the year ended December 31, 2004 and from the inception of the development stage:


                                                                                                  From inception of
                                             2005                               2004              development stage
                                        ------------------------   ------------------------  --------------------------
                                                       Weighted-                  Weighted-                    Weighted
                                                       Average                    Average                     Average
                                                       Exercise                   Exercise                    Exercise
                                           Shares        Price        Shares        Price                       Price
                                           ------        -----        ------        -----                       -----
Outstanding at beginning
   of period                                140,000    $    0.44        90,000    $   0.50           --        $   --
Granted                                      20,000         0.35        60,000        0.35       180,000          0.43
Exercised                                       --           --            --          --            --            --
Cancelled                                       --           --        (10,000)       0.50       (20,000)         0.50
                                        -----------                -----------               -----------
Outstanding at end of period                160,000         0.43       140,000        0.44       160,000          0.43
                                        ===========                ===========               ===========
Options exercisable at period-end           160,000         0.43       140,000        0.44       160,000          0.43
Weighted-average fair value of
   options granted during the period    $      0.32                $      0.25               $      0.18
                                        ===========                ===========               ===========


During the nine months ended September 30, 2005 the Company granted options on 20,000 common shares exercisable at $0.35 per share until September 8, 2010. The Company recorded $3,230 as the fair value of 10,000 options granted to one research consultant. The amount recorded was determined using the fair value method under the Black-Scholes option-pricing model assuming a 3.60% risk free interest rate, a 5-year expected life, a volatility rate of 154% and a 0% dividend rate. At the grant date, the fair value per option granted was $0.32.

During 2004 the Company granted options on 60,000 common shares exercisable at $0.35 per share until December 6, 2009. The Company recorded $4,960 as the fair value of 20,000 options granted to two consultants for services rendered in 2004. The amount recorded was determined using the fair value method under the Black-Scholes option-pricing model assuming a 3.91% risk free interest rate, a 5-year expected life, a volatility rate of 89% and a 0% dividend rate. At the grant date, the fair value per option granted was $0.25.

Note 9.  Income Taxes

Deferred tax assets at September 30, 2005 and December 31, 2004 were $395,000 and $331,000, respectively. The 2005 balance includes $134,000 from net operating loss carryforwards and $261,000 of capital loss carryforwards. The 2004 amount resulted primarily from net operating loss carryforwards and investment writedowns. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because of the uncertain nature of the ultimate realization of tax losses, a 100% valuation allowance is recorded against the deferred tax asset arising from net operating losses.

The Company has loss carryforwards available to reduce future tax income, if any, of approximately $395,000 as of September 30, 2005 that expire between December 31, 2021 and September 30, 2025. The Company's utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the "change in ownership" rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50% during the immediately preceding three years.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations for the periods ended September 30, 2005 and December 31, 2004 as follows:


                                                  2005        %        2004          %
                                             ---------------------  --------------------
Computed "expected" tax benefit              $  (91,000)     (34%)  $ (250,000)    (34%)
Increase (decrease) in income taxes
resulting from:
Increase (decrease) in valuation allowance       64,000       24%      239,000      32%
Nondeductible compensation and other             27,000       10%       11,000       2%
                                             ---------------------  --------------------
                                             $      --       --     $      --       --
                                             =====================  ====================

Note 10.      Related Party Transactions

The Company pays an affiliated company controlled by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $9,000 for the nine months ended September 30, 2005 and $12,000 in 2004. In addition during the nine months ended September 30, 2005 and for the year ended December 31, 2004, the Company also paid affiliated companies controlled by its President a total of $16,088 and $7,632, respectively, as reimbursements for travel and related costs.

During the nine months ended September 30, 2005 and for the year ended December 31, 2004 the Company incurred interest of $6,136 and $7,500, respectively, in connection with short-term loans and Subordinated Notes from officers and directors.

Note 11.      Management's Plans

The Company's financial statements have been presented on the basis that it will be able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses in connection with the acquisition and development of its technology and has limited funds with which to operate. The only current source of revenues is interest being earned from notes receivable. While management believes that its cash resources will be sufficient to meet its obligations when due for the next twelve months, additional capital resources may be required to further develop the Company's technologies to the point where they are commercially viable. However management does not presently have an estimate of the additional capital necessary to develop its technologies to the point of commercial viability. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and develop market opportunities. Shortly thereafter, the Company expects to license its technologies, which management believes will generate sufficient revenue and cash flows to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient cash flow or revenue from investments or through the licensing of its technologies to provide sufficient working capital.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 29, 2005, McGladrey & Pullen, LLP declined to stand~ for reappointment as our independent accountants due to the restrictions imposed by Section 208(a) of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities Exchange Commission that prohibit partners on the audit engagement team from providing audit services to the issuer for more than five consecutive years and from returning to audit services with the same issuer within five years. During the years ended December 31, 2004 and 2003 and through April 29, 2005, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey & Pullen, LLP's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on our financial statements for such years.

We appointed the firm of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation to serve as independent public accountants for the transition period ended September 30, 2005.

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

Other than for the matters discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this transitional report on Form 10KSB was being prepared.

(b) Changes in internal controls over financial reporting.

There was not any change in the Company's internal controls over financial reporting that occurred during the transition period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------
The following table sets forth information with respect to each director and executive officer of ASI as of November 30, 2005:


    Name                     Age       Position
    ----                     ---       --------
    Jerry E. Polis           73        President and Director since 1973
    Eric M. Polis            35        Secretary, Treasurer and Director since August 2000
    Dawayne R. Jacobs        63        Director since August 2000
    Gerald L. Ehrens         66        Director since September 2005

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

          Gerald L. Ehrens has been a self-employed private investor since 1994. From 1992 to 1994 he was Chief Operating Officer of Inamed Corp., a Nasdaq medical device company. Previously he held senior executive positions at E.I. Dupont and Union Carbide with his last position at Union Carbide in 1992 being Vice President of New Business Development. In 1996, he was appointed as a director of unlisted publicly owned Commercial Bank of Nevada and served until its sale through merger to a NYSE bank group in June 1998. He currently serves as a director of SouthwestUSA Bank in Las Vegas, Nevada. Mr. Ehrens received a BS in Chemical Engineering from Princeton University in 1961 and a MS in Industrial Administration from George Washington University in 1965.

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

Dr. Alexeff is engaged as a consultant on a month-to-month project basis.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the transition period ended September 30, 2005, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Audit Committee
---------------
The Company has no formal audit committee with the board of directors serving in such capacity. The board has determined that Gerald L. Ehrens would qualify as a financial expert. Mr. Ehrens would be deemed "independent" if we were a listed company or quoted on Nasdaq.

Item 10. Executive Compensation

There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the nine months ended September 30, 2005 (transition period) and the years ended December 31, 2004 and 2003. No other executive officer's salary and bonus exceeded $100,000 during any fiscal year or period.


                                            Summary Compensation Table
                                            --------------------------
                                                                                         Long Term
                                            Annual Compensation                          Compensation
                                            -------------------                          ------------
                                                                                    Securities Underlying
Name and                        Fiscal                             Other Annual            Options
Principal Position              Period      Salary        Bonus    Compensation          (# of Shares)
------------------              ------      ------        -----    ------------          -------------
Jerry E. Polis, President        2005       $-0- (1)       $-0-        $ -0-                   -0-
                                 2004       $-0- (1)       $-0-        $200 (1)            10,000
                                 2003       $-0- (1)       $-0-        $ -0-                   -0-

          (1) Director fees. Mr. Polis received no compensation as an officer of the Company for any period. The Company recorded $24,000 in 2003 and 2004 and $18,000 in 2005 (nine months) as contributed services for Mr. Polis.

Option Grants

There were no grants of stock options to the Named Executive Officer reflected in the Summary Compensation Table shown above for the nine months ended September 30, 2005.

Option Exercises and Fiscal Period-End Option Values

There were no options exercised by Mr. Polis or any other person during the nine months ended September 30, 2005.

                                   Aggregated Option Exercises and Fiscal Period-End Values
                                   --------------------------------------------------------
                                                       Number of Unexercised          Value of Unexercised
                             Shares                       Options Held At            In-The-Money Options At
                           Acquired      Value          September 30, 2005            September 30, 2005(1)
       Name              On Exercise    Realized     Exercisable  Unexercisable     Exercisable    Unexercisable
       ----              -----------    --------     -----------  -------------     -----------    -------------
       Jerry E. Polis       -0-          -0-            20,000         -0-           $ 500             -0-

    (1) Based on the closing bid price on September 30, 2005 of $0.40 per share.

On August 16, 2000, the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. At September 30, 2005, there were 160,000 options outstanding.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 20, 2005, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

     Name and Address                          Amount & Nature
     of Beneficial                               of Beneficial        Percent
        Owner                                    Ownership           of Class
        -----                                    ---------           --------
     Jerry E. Polis                             2,876,024 (1)          37.8%
     President and Director
     980 American Pacific Drive, #111
     Henderson, Nevada 89014

     Eric M. Polis                                146,000 (2)           2.1%
     Secretary, Treasurer and Director
     980 American Pacific Drive, #111
     Henderson, Nevada 89014

     Dawayne R. Jacobs                            120,000 (3)           1.7%
     Director
     980 American Pacific Drive, #111
     Henderson, Nevada 89014

     Gerald L. Ehrens                             235,000 (4)           3.3%
     Director
     980 American Pacific Drive, #111
     Henderson, Nevada 89014

     James A. Barnes                              630,281 (5)           9.0%
     8617 Canyon View Drive
     Las Vegas, NV 89117

     Elwood G. Norris                             447,905 (6)           6.3%
     14486 Southern Hills Lane
     Poway, CA 92064

     All directors and officers as a group      3,377,024 (7)          43.5%
       (4 persons)
____________________________

(1) Includes 1,784,156 shares held by the Polis Family Trust and 363,000 shares held by Davric Corporation, a company controlled by Mr. Polis. Also includes currently exercisable options on 20,000 shares of common stock and warrants on 578,571 shares of common stock.

(2) Shares held by family trust. Also includes currently exercisable options on 20,000 shares of common stock and warrants on 25,000 shares of common stock.

(3)  Includes currently exercisable options on 20,000 shares of common stock.

(4) Consists of 150,000 shares held by family limited partnership. Also includes currently exercisable options on 10,000 shares of common stock and warrants on 75,000 shares of common stock.

(5) Includes 435,281 shares held by Sunrise Capital, Inc., a company controlled by Mr. Barnes, and 100,000 shares held by a family trust. Also includes currently exercisable options on 20,000 shares of common stock and warrants on 25,000 shares of common stock.

(6) Shares held by family trust. Also includes currently exercisable options on 20,000 shares of common stock and warrants on 25,000 shares of common stock.

(7) Includes currently exercisable options on 70,000 shares of common stock and warrants on 678,571 shares of common stock.

See Item 5 above for information regarding our 2000 Equity Incentive Plan.

Item 12. Certain Relationships and Related Transactions

In August and September 2005, Jerry E. Polis, an officer and director, purchased through his family trust and a controlled corporation 1,157,142 shares of stock at $0.35 per share, $405,000 of 7% subordinated notes due July 31, 2008 and as part of the units received 578,571 warrants exercisable at $0.50 per share until July 31, 2008. In August 2005, Eric M. Polis, an officer and director, purchased through his family trust 50,000 shares of stock at $0.35 per share, $17,500 of 7% subordinated notes due July 31, 2008 and as part of the units received 25,000 warrants exercisable at $0.50 per share until July 31, 2008. In August 2005, prior to being appointed a director, Gerald L. Ehrens purchased 150,000 shares of stock at $0.35 per share, $52,500 of 7% subordinated notes due July 31, 2008 and as part of the units received 75,000 warrants exercisable at $0.50 per share until July 31, 2008. David A. Polis, the son of Jerry E. Polis and brother of Eric M. Polis, in September 2005 purchased through his family trust 50,000 shares of stock at $0.35 per share, $17,500 of 7% subordinated notes due July 31, 2008 and as part of the units received 25,000 warrants exercisable at $0.50 per share until July 31, 2008.

In June 2005 Jerry E. Polis exchanged $75,000 principal amount of 10% demand notes for 250,000 shares of common stock. This demand note represented cash advanced in 2002.

We recorded $24,000 in 2004 and $18,000 in 2005 (nine months) as contributed services for Jerry E. Polis. No common stock or other value is due for these contributed services.

We currently share office space with Davric Corporation, an entity controlled by Mr. Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs. We paid $12,000 in 2004 and $9,000 in 2005 (nine months) in such costs.

Item 13. Exhibits and Reports on Form 8-K

     Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------

     3.1* Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on September 1, 2000.

     3.2*      Bylaws of the Company.

     4.1*      Form of Certificate evidencing common stock of the Company.

     4.2 # Form of Securities Purchase Agreement between the Company and private placees.

     4.3 # Form of 7% Subordinated Promissory Note issued by the Company to noteholders.

     4.4 # Form of Stock Purchase Warrant for Common Stock Exercisable at $0.50 per share until July 31, 2008.

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

     10.5*** Technology Purchase Agreement dated March 19, 2003 between the Company and Markland Technologies, Inc.

     10.6**** Promissory Note between the Company and Concordia Homes for $755,000 dated August 10, 2005.

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

**** Exhibit incorporated by reference to Exhibit 99.1 filed by us on Form 8-K dated August 16, 2005.

# Exhibit incorporated by reference to exhibits 10.6, 10.7 and 10.8 filed by us on Form 8-K dated August 31, 2005.

________________________________


Item 14. Principal Accountant Fees and Services

The  Company  does  not have an  Audit  Committee  and  therefore  the  Board of
Directors reviews and approves audit and permissible non-audit services performed by the principal accountants as well as the fees for such services. McGladrey & Pullen, LLP served as principal accountant for the fiscal year ended December 31, 2004 and until April 29, 2005. Subsequently as reported on May 3, 2005 Piercy Bowler Taylor & Kern was appointed as the Company's principal accountant. In its review of non-audit service fees and its appointments of McGladrey & Pullen, LLP and Piercy Bowler Taylor & Kern as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining McGladrey & Pullen, LLP's and Piercy Bowler Taylor & Kern's independence.

AUDIT FEES. The aggregate fees billed by Piercy Bowler Taylor & Kern to the date of this report for professional services for the audit of the transitional financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 were $22,380 including expenses.

AUDIT-RELATED FEES. There were no other fees billed by the Company's principal accountants during the fiscal year ended December 31, 2004 or the transition period ended September 30, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES. There were no fees billed by the Company's principal accountants during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed by the Company's principal accountants during the fiscal year ended December 31, 2004 or the transition period ended September 30, 2005 for professional services rendered for other products or services.

The Audit Committee (consisting of the entire Board of Directors) pre-approved all audit, audit-related and non-audit services performed by our independent registered public accounting firm and subsequently reviewed the actual fees and expenses paid to Piercy Bowler Taylor & Kern. The Audit Committee has determined that the fees paid to Piercy Bowler Taylor & Kern for non-audit services are compatible with maintaining Piercy Bowler Taylor & Kern's independence as our independent registered public accounting firm.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASI TECHNOLOGY CORPORATION

                                          By:    /s/ JERRY E. POLIS
                                             -----------------------------
                                                Jerry E. Polis
                                                President

Date:  December 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                             Position                              Date
         ----                             --------                              ----
/s/ JERRY E. POLIS               President                                      December 27, 2005
    Jerry E. Polis               and Director
                                 (principal executive officer)

/s/ ERIC M. POLIS                Secretary, Treasurer and Director              December 27, 2005
    Eric M. Polis                (principal financial and accounting officer)


/s/ DAWAYNE R. JACOBS            Director                                       December 27, 2005
    Dawayne R. Jacobs

/s/ GERALD L. EHRENS             Director                                       December 27, 2005
    Gerald L. Ehrens