Form 10QSB
period 2005-12-31
ASI TECHNOLOGY CORP
filed 2006-02-06
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 2005
                                             -----------------

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
YES  [X]    NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Common Stock, $.02 par value                   7,019,664
         ----------------------------                   ---------
                  (Class)                      (Outstanding at January 31, 2006)

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of December 31, 2005 (unaudited) and
                  September 30, 2005                                        3

                  Statements of Operations for the three months
                   ended December 31, 2005 and 2004 (unaudited)             4

                  Statement of Stockholders' Equity for the three months
                   ended December 31, 2005                                  5

                  Statements of Cash Flows for the three months
                   ended December 31, 2005 and 2004 (unaudited)             6

                  Notes to Interim Financial Statements (unaudited)         7

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                            9

         Item 3. Controls and Procedures                                    12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          12
         Item 2. Changes in Securities                                      12
         Item 3. Defaults upon Senior Securities                            12
         Item 4. Submission of Matters to a Vote of Security Holders        12
         Item 5. Other Information                                          12
         Item 6. Exhibits and Reports on Form 8-K                           13


         SIGNATURES                                                         13
         EXHIBITS


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
                                                                 DECEMBER 31,
                                                                     2005          September 30,
                                                                  (unaudited)         2005 (a)
----------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                        $   283,804       $ 1,263,225
 Accounts receivable, less allowance of $22,842 each period
  for doubtful accounts                                                    --                --
 Notes receivable                                                   1,740,000           755,000
 Accrued interest                                                      21,750             6,292
                                                                  ------------      ------------

                                                                  $ 2,045,554       $ 2,024,517
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                 $     5,209       $    12,962
 Accrued expenses                                                      21,500            14,406
                                                                  ------------      ------------
                                                                       26,709            27,368
                                                                  ------------      ------------

Long-term liabilities
 Subordinated notes, net of discount of $114,702
   and $125,892, respectively                                         885,298           874,108
                                                                  ------------      ------------

Stockholders' equity
 Preferred stock, 1,000,000 shares authorized,
  none issued and outstanding
 Common stock, $.02 par value; 10,000,000 shares authorized,
  issued and outstanding 7,019,664 each period                        140,393           140,393
 Additional paid-in capital                                         4,772,051         4,766,051
 Pre-development stage deficit                                     (2,241,685)       (2,241,685)
 Deficit accumulated in the development stage                      (1,537,212)       (1,541,718)
                                                                  ------------      ------------
                                                                    1,133,547         1,123,041
                                                                  ------------      ------------

                                                                  $ 2,045,554       $ 2,024,517
                                                                  ============      ============

See notes to interim financial statements.

(a) Derived from the audited financial statements as of September 30, 2005.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD FROM
INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO DECEMBER 31, 2005
                                                                                        From inception
                                                                                        of development
                                                          Three Months Ended               stage to
                                                              December 31,               December 31,
                                                         2005             2004               2005
------------------------------------------------------------------------------------    -------------
Contract and license revenues                                                            $    25,000
                                                                                         ------------

Operating expenses
 License fees paid                                                                             19,375
 Research and development                             $     5,082       $     7,480           338,133
 Marketing and promotion                                       --             3,000           130,478
 General and administrative                                30,818            24,255           623,523
                                                      ------------------------------      ------------
                                                           35,900            34,735         1,111,509
                                                      ------------------------------      ------------

Operating loss                                            (35,900)          (34,735)       (1,086,509)

Nonoperating income (expense)
 Interest and other income                                 69,096            21,053           141,700
 Interest expense                                         (28,690)           (5,672)         (105,725)
 Gain (loss) on security sales                                 --              (106)          (11,695)
 Unrealized impairment gain (loss) on available-
      for-sale securities                                      --                --          (747,094)
                                                      ------------------------------      ------------
Income (loss) from continuing operations,
   without tax effect                                       4,506           (19,460)       (1,809,323)
Discontinued operations, without tax effect
 From operations                                               --           (22,842)         (730,611)
 Gain on sale of discontinued component                        --                --         1,002,722
                                                      ------------------------------      ------------
                                                               --           (22,842)          272,111
                                                      ------------------------------      ------------
Net income (loss)                                     $     4,506       $   (42,302)      $(1,537,212)
                                                      ==============================      ============

Basic and diluted income (loss)
  per common share
    Continuing operations                             $      0.00       $     (0.01)
                                                      ==============================
    Discontinued operations                           $        --       $     (0.01)
                                                      ==============================
    Net loss                                          $      0.00       $     (0.01)
                                                      ==============================

Weighted average number of common
shares outstanding                                     7,019,664         3,412,522
                                                      ==============================

See notes to interim financial statements.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

                                                                                                       Deficit
                                                                                                     accumulated
                                           Common Stock                           Pre-development    during the
                                   ---------------------------     Additional          stage         development
                                     Shares           Amount     Paid-In Capital      deficit            stage             Total
                                   -------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 2005          7,019,664      $   140,393      $ 4,766,051      $(2,241,685)      $(1,541,718)      $ 1,123,041

  Contributed services                    --               --            6,000               --                --             6,000

  Net income                              --               --               --               --             4,506             4,506

                                   -------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2005        7,019,664      $   140,393      $ 4,772,051      $(2,241,685)      $(1,537,212)      $ 1,133,547
                                   =================================================================================================


See notes to interim financial statements.



ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
(unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD FROM
INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO DECEMBER 31, 2005
                                                                                                    From inception
                                                                                                    of development
                                                                       Three Months Ended               stage to
                                                                           December 31,                December 31,
                                                                      2005              2004              2005
------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Income (loss) from continuing operations                         $     4,506       $   (19,460)      $(1,809,323)
 Contributed services                                                   6,000             6,000           180,000
 (Gain) loss  on security sales                                            --            19,406            11,695
 Unrealized impairment loss on available-for-sale securities               --                --           747,094
 Common stock and options issued for services                              --             4,960            61,690
 Interest paid in common stock                                             --                --             4,229
 Non-cash interest                                                     11,190                --            13,598
 Acquired in-process research and development                              --                --           450,000
 Increase (decrease) in working capital components:
  Accounts receivable                                                      --                 0           (22,842)
  Accrued interest                                                    (15,458)               --           (21,750)
  Accounts payable                                                     (7,753)          (15,824)            5,209
  Accrued liabilities                                                   7,094           (19,869)           21,500
  Due to related party                                                     --                --            (5,895)
                                                                  ------------------------------------------------
 Cash provided by (used in) continuing operations                       5,579           (24,787)         (364,795)
                                                                  ------------------------------------------------
 Income (loss) from discontinued operations                                --           (22,842)          272,111
 Non-cash gain on sale of discontinued component                           --                --        (1,002,722)
 Provision for bad debts                                                   --            22,842            22,842
                                                                  ------------------------------------------------
 Cash used in discontinued operations                                      --                --          (707,769)
                                                                  ------------------------------------------------
    Net cash provided by (used in) operating activities                 5,579           (24,787)       (1,072,564)
                                                                  ------------------------------------------------

INVESTING ACTIVITIES
 Increase in notes receivable                                        (985,000)               --        (1,890,000)
 Payments on note receivable                                               --             1,995           177,339
 Proceeds from security sales                                              --            77,894           102,933
 Cash proceeds from antenna component sale                                 --                --           141,000
 Purchase of in-process research and development                           --                --          (450,000)
                                                                  ------------------------------------------------
    Net cash provided by (used in) investing activities              (985,000)           79,889        (1,918,728)
                                                                  ------------------------------------------------

FINANCING ACTIVITIES
 Proceeds from related party loans                                         --                --           435,000
 Proceeds from subordinated notes                                          --                --         1,000,000
 Net proceeds from sale of common stock                                    --                --         1,833,700
                                                                  ------------------------------------------------
    Net cash provided by financing activities                              --                --         3,268,700
                                                                  ------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                 (979,421)           55,102           277,408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,263,225            58,460             6,396
                                                                  ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   283,804       $   113,562       $   283,804
                                                                  ================================================

Supplemental cash flow information
 Cash paid during the period for interest                         $    14,406       $    33,904
                                                                  ===============================
Supplemental schedule of noncash investing and
 financing activities:
 Stock options issued for services                                $        --       $     4,960
                                                                  ===============================

See notes to interim financial statements.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2005

1. OPERATIONS
Since January 1, 1999, the inception of its development stage, ASI Technology Corporation (the "Company") has been developing and attempting to commercialize plasma technologies. Because the Company has devoted most of its efforts since January 1, 1999, to research and development, and its planned principal operations have not commenced and no significant licensing revenues have been earned, the Company is considered to be in the development stage.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2005, and the results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the transition period ended September 30, 2005.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred losses in connection with the acquisition and development of its technology and has limited funds with which to operate. The only current source of revenue is interest earned from notes receivable. While management believes that its cash resources will be sufficient to meet its obligations when due for the next year, additional capital resources may be required to further develop the Company's technologies to the point where they are commercially viable. However, management does not presently have an estimate of the additional capital necessary or the time required to develop its technologies to the point of commercial viability. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and develop market opportunities. Shortly thereafter, the Company hopes to license its technologies, which management believes will generate sufficient revenue and cash flows to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient cash flow or revenue from investments or through the licensing of its technologies to provide sufficient working capital.

The accompanying financial statements do not include any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business, possibly at amounts different from those reflected in the accompanying financial statements.

3. STOCK-BASED COMPENSATION
The Company has previously accounted for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company's employee stock option grants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been unchanged for the three months ended December 31, 2005, as there were no options granted or vested or related expenses during the period. Its after-tax net loss would have increased by $9,920 for the three months ended December 31, 2004, had compensation expense for employee stock option grants been expensed for such period.

In December, 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standard (SFAS) No. 123R SHARE BASED PAYMENTS. The effective date of SFAS No. 123R for the Company will be the quarter ended December 31, 2006. The Company does not expect to experience any significant effect of adopting SFAS No. 123R because of limited option activity.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2005

3. STOCK-BASED COMPENSATION (Continued)
Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. At December 31, 2005, there were options outstanding for 160,000 common shares exercisable at prices ranging from $0.35 to $0.50 per share through 2010. All outstanding options are vested and exercisable. There were no options granted in the first three months of fiscal 2006, and at December 31, 2005, 90,000 shares were available for future option grants. The Company granted options on 90,000 shares in January 2006.

4. NOTES RECEIVABLE
Two cash loans evidenced by notes are secured by undeveloped land. These notes bear interest at 15% per annum payable monthly with principal of $755,000 and $985,000 due in August and October 2006.

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008. Interest is payable quarterly.

In connection with the issuance of the Subordinated Notes and common stock in August and September 2005 the Company issued warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). A value of $128,300 related to the Warrants is debt discount being amortized as additional non-cash interest over the terms of the Subordinated Notes. Unamortized note discount at December 31, 2005 was $114,702.

6. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $3,000 for each of the three-month periods ended December 31, 2005 and 2004.

During the three-month periods ended December 31, 2005 and 2004, one officer/stockholder contributed services to the Company without compensation. The fair value of these services have been estimated at $6,000 for each period and expensed and treated as a capital contribution.

7. INCOME TAXES
At December 31, 2005, a valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $395,000 and expire between 2021 and 2025, and possibly may be subject to limitations under the Internal Revenue Code, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
At the beginning of 1999, we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. Our financial statements are presented on the basis that we are able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants and invested an aggregate of $1,740,000 of these proceeds in August and October 2005 in short-term notes bearing interest at 15% per annum. We intend to use income from these notes to support limited research and development of our plasma sterilization and decontamination technology and to support our administrative costs. Our long-term continued existence may be dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Our principal business activity is to:

         o Validate our cold plasma decontamination and sterilization method and develop commercial prototypes. Our goal is to license this technology for production of sterilization and decontamination devices or arrange for contract manufacturing of sterilization devices to be sold by others.
         o Manage our investment in short-term notes to generate income for our activities.
         o Pursue other business opportunities including possible acquisitions, licenses, technology purchases or investments. We have no present commitments for any such activities.

OVERALL PERFORMANCE
We recently changed our fiscal year to end on September 30. During the first three months of fiscal 2006 ended December 31, 2005, we focused management efforts to evaluate recent results from work performed by researchers at the University of Tennessee-Knoxville on our plasma sterilization and decontamination technology. We developed plans for additional research and testing during the first six months of calendar 2006 and have committed $18,500 to support additional research by researchers at the University of Tennessee-Knoxville. We are also evaluating and designing several specific sterilization product concepts and reviewing the regulatory requirements for such products. Our plan for the balance of fiscal 2006 is to prototype and test one application for demonstration and to seek to license the application or seek contract parties to develop and build devices. Management has not established specific time frames for these activities nor associated costs thereof. If we are not successful in developing our technologies or obtaining future revenues we may be required to cease operations.

During the first three months of fiscal 2006, we spent $35,900 on operating activities related to our business. This included $19,795 of legal, audit and shareholder costs primarily associated with being a public company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         PATENTS - Patent costs related to our acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

         RESEARCH AND DEVELOPMENT COSTS - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

         NOTE DISCOUNT - We recorded the fair value of warrants issued in connection with subordinated notes payable as a discount to the notes. This discount is being amortized as additional non-cash interest over the terms of the notes and would be accelerated should the notes be retired or prior to their term.

         DEFERRED TAX ASSET - We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss carry forwards in future years could be limited due to restrictions imposed under federal and state laws upon changes in ownership.

Additional information on our most critical accounting policies is described in our annual report on Form 10-KSB for the transition period ended September 30, 2005.

RESULTS OF OPERATIONS

REVENUES
We had no revenues from continuing operations for the first three months of fiscal 2006 or the comparable prior three months. We do not anticipate any revenues from our current technologies until they are further developed.

RESEARCH AND DEVELOPMENT
We incurred $5,082 of research and development costs in the first three months of fiscal 2006 consisting of management and consulting costs related to our sterilizer technology. Research and development costs for the three months ended December 31, 2004 totaled $7,480 of outside consultancy costs related to our sterilizer technology.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

MARKETING AND PROMOTION COSTS
Marketing and promotion costs were $3,000 of officer contributed services for the three months ended December 31, 2004 and nil for the three months ended December 31, 2005 as the comparable management services were focused on research and development.

Marketing and promotion costs will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs in the first three months of 2006 were $30,818 compared to $24,255 for the comparable three months of the prior year. The increase resulted primarily from $19,795 of legal, audit and shareholder costs associated with being a public company that were incurred for the September 30 audit and annual filing. The timing of these costs moved to the last calendar quarter due to our change in fiscal year end.

General and administrative costs vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

NONOPERATING INCOME (LOSS)
We reported interest income from short-term notes of $69,096 for the three months ended December 31, 2005 and interest expense on our long-term subordinated notes of $28,690 that included $11,190 of non-cash amortization of debt discount associated with warrants issued with the debt. For the three months ended December 31, 2004 we recognized interest and other income of $21,053, interest expense of $5,672, loss on security sales of $106. We have no remaining securities for sale and expect interest income and interest expense for the balance of fiscal 2006 fiscal quarters to be comparable to the first quarter.

NET INCOME (LOSS)
We had a net income of $4,506 for the three months ended December 31, 2005 compared to a net loss of $42,302 for the comparable three months of the prior year. We reported no tax expense as we have loss carryforwards available to offset the net income. There is no assurance we will continue to report income in future quarters or for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations was $5,579 for the three months ended December 31, 2005. Non-cash interest was $11,190 for the period. We applied $985,000 of cash to invest in a 15% one-year note due in October 2005.

Our principal source of liquidity at December 31, 2005, consisted of cash and cash equivalents of $283,804. We have notes receivable of $1,740,000 coming due within the next twelve months. We have no other unused sources of liquidity at this time.

At December 31, 2005, we had no outstanding commitments for capital expenditures. We had committed $18,500 to support additional research by researchers at the University of Tennessee-Knoxville and paid this amount in January 2006. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Notes receivable are expected to produce quarterly income of approximately $65,000. A default on the interest or principal due us would have a material adverse impact on our operations and cash position.

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

FORWARD-LOOKING STATEMENTS AND BUSINESS RISKS
This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-KSB for the transition period ended September 30, 2005.

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

Management is aware that there is a lack of segregation of duties due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions. During 2005 a part-time accountant was added to process transactions and prepare accounting information. The Company has assessed the cost versus benefit of adding additional resources that would further remedy or mitigate this weakness and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations. Executive officers will continue to review and monitor transactions and financial reports to further mitigate this material weakness.

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

ITEM 1. LEGAL PROCEEDINGS
         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5. OTHER INFORMATION
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits -
                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
         (b) Reports on Form 8-K - The Company filed reports on Form 8-K on October 17, 2005 and November 8, 2005.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASI Technology Corporation


Date: February 6, 2006                 By:    /s/ ERIC M. POLIS
                                             ---------------------------
                                             Eric M. Polis
                                             Secretary and Treasurer
                                             (Principal Financial and Accounting
                                             Officer and duly authorized to sign
                                             on behalf of the Registrant)