Form 10QSB
period 2006-03-31
ASI TECHNOLOGY CORP
filed 2006-05-10
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2006
                                               --------------

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
YES  [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Common Stock, $.02 par value                   7,019,664
         ----------------------------                   ---------
                  (Class) (Outstanding at May 5, 2006)

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                           ASI TECHNOLOGY CORPORATION
                                      INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of March 31, 2006 (unaudited) and
                  September 30, 2005                                           3

                  Statements of Operations for the three and six months
                   ended March 31, 2006 and 2005 (unaudited)                   4

                  Statement of Stockholders' Equity for the six months
                   ended March 31, 2006 (unaudited)                            5

                  Statements of Cash Flows for the six months
                   ended March 31, 2006 and 2005 (unaudited)                   6

                  Notes to Interim Financial Statements (unaudited)            7

         Item 2. Management's Discussion and Analysis or Plan
                    of Operation                                               9

         Item 3. Controls and Procedures                                      12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            12
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  12
         Item 3. Defaults upon Senior Securities                              13
         Item 4. Submission of Matters to a Vote of Security Holders          13
         Item 5. Other Information                                            13
         Item 6. Exhibits and Reports on Form 8-K                             13


         SIGNATURES                                                           13
         EXHIBITS



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
                                                                    MARCH 31,
                                                                       2006         September 30,
                                                                   (unaudited)         2005 (a)
                                                                   -----------       -----------
ASSETS
Current assets
  Cash  and cash equivalents                                       $   292,804       $ 1,263,225
  Accounts receivable, less allowance of $22,842 each period
    for doubtful accounts                                                   --                --
  Notes receivable                                                   1,740,000           755,000
  Accrued interest                                                      14,834             6,292
                                                                   -----------       -----------

                                                                   $ 2,047,638       $ 2,024,517
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                 $    24,256       $    12,962
  Accrued expenses                                                      17,500            14,406
                                                                   -----------       -----------
                                                                        41,756            27,368
                                                                   -----------       -----------

Long-term liabilities
  Subordinated notes, net of discount of $103,755
    and $125,892, respectively                                         896,245           874,108
                                                                   -----------       -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
    none issued and outstanding
  Common stock, $.02 par value; 10,000,000 shares authorized,
    issued and outstanding 7,019,664 each period                       140,393           140,393
  Additional paid-in capital                                         4,784,709         4,766,051
  Pre-development stage deficit                                     (2,241,685)       (2,241,685)
  Deficit accumulated in the development stage                      (1,573,780)       (1,541,718)
                                                                   -----------       -----------
                                                                     1,109,637         1,123,041
                                                                   -----------       -----------

                                                                   $ 2,047,638       $ 2,024,517
                                                                   ===========       ===========

See notes to interim financial statements.

(a) Derived from the audited financial statements as of September 30, 2005.



ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(unaudited)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD
  FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO MARCH 31, 2006
                                                                                                                      From inception
                                                                                                                      of development
                                                      Three Months Ended                Six Months Ended                 stage to
                                                          March 31,                         March 31,                    March 31,
                                                   2006              2005             2006             2005                2006
                                               -----------------------------       -----------------------------       -----------
Contract and license revenues                                                                                          $    25,000
                                                                                                                       ------------
Operating expenses
  License fees paid                                                                                                         19,375
  Research and development                     $    24,829       $        --       $    29,911       $     7,480           362,962
  Marketing and promotion                               --             3,000                --             6,000           130,478
  General and administrative                        43,914            36,173            74,732            60,428           667,437
                                               -----------------------------       -----------------------------       -----------
                                                    68,743            39,173           104,643            73,908         1,180,252
                                               -----------------------------       -----------------------------       -----------

Operating loss                                     (68,743)          (39,173)         (104,643)          (73,908)       (1,155,252)

Nonoperating income (expense)
  Interest and other income                         60,622               219           129,718            21,272           202,322
  Interest expense                                 (28,447)           (5,548)          (57,137)          (11,220)         (134,172)
  Loss on security sales                                --                --                --              (106)          (11,695)
  Impairment writedown on available-
      for-sale securities                               --          (111,393)               --          (111,393)         (747,094)
                                               -----------------------------       -----------------------------       -----------
Income (loss) from continuing operations,
   without tax effect                              (36,568)         (155,895)          (32,062)         (175,355)       (1,845,891)
Discontinued operations, without tax effect
  From operations                                       --                --                --           (22,842)         (730,611)
  Gain on sale of discontinued component                --                --                --                --         1,002,722
                                               -----------------------------       -----------------------------       -----------
                                                        --                --                --           (22,842)          272,111
                                               -----------------------------       -----------------------------       -----------

Net loss                                       $   (36,568)      $  (155,895)      $   (32,062)      $  (198,197)      $(1,573,780)
                                               =============================       =============================       ===========

Basic loss per cmmon share
  Continuing operations                        $     (0.01)      $     (0.05)      $     (0.00)      $     (0.05)
                                               =============================       =============================
  Discontinued operations                      $        --       $        --       $        --       $     (0.01)
                                               =============================       =============================
  Net loss                                     $     (0.01)      $     (0.05)      $     (0.00)      $     (0.06)
                                               =============================       =============================

Weighted average number of common
shares outstanding                               7,019,664         3,412,522         7,019,664         3,412,522
                                               =============================       =============================


See notes to interim financial statements.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2006

                                                                                                         Deficit
                                                                                                       accumulated
                                               Common Stock                         Pre-development    during the
                                         ------------------------      Additional        stage         development
                                         Shares          Amount     Paid-In Capital     deficit           stage           Total
                                        -------------------------------------------------------------------------------------------

BALANCES, OCTOBER 1, 2005               7,019,664     $   140,393     $ 4,766,051     $(2,241,685)     $(1,541,718)     $ 1,123,041

Contributed services                           --              --          12,000              --               --           12,000

Stock options issued for services              --              --           6,658              --               --            6,658

Net loss                                       --              --              --              --          (32,062)         (32,062)
                                        -------------------------------------------------------------------------------------------

BALANCES, MARCH 31, 2006                7,019,664     $   140,393     $ 4,784,709     $(2,241,685)     $(1,573,780)     $ 1,109,637
                                        ===========================================================================================


See notes to interim financial statements.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
(unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM
  INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO MARCH 31, 2006
                                                                                                     From inception
                                                                                                     of development
                                                                       Six Months Ended                 stage to
                                                                           March 31,                    March 31,
                                                                    2006              2005               2006
-------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Net loss                                                       $   (32,062)      $  (198,197)      $(1,573,780)
  Income (loss) from discontinued operations                              --            22,842          (272,111)
  Contributed services                                                12,000            12,000           186,000
  Loss  on security sales                                                 --               106            11,695
  Impairment writedown on available-for-sale securities                   --           111,393           747,094
  Common stock and options issued for services                         6,658             4,960            68,348
  Interest paid in common stock                                           --                --             4,229
  Non-cash interest                                                   22,137                --            24,545
  Acquired in-process research and development                            --                --           450,000
  Increase in operating (assets) liabilities:
    Accounts receivable                                                   --                --           (22,842)
    Accrued interest                                                  (8,542)               --           (14,834)
    Accounts payable                                                  11,294           (17,761)           24,256
    Accrued liabilities                                                3,094           (11,342)           17,500
    Due to related party                                                  --                --            (5,895)
                                                                 ------------------------------------------------
  Cash provided by (used in) continuing operations                    14,579           (75,999)         (355,795)
                                                                 ------------------------------------------------
  Income (loss) from discontinued operations                              --           (22,842)          272,111
  Non-cash gain on sale of discontinued component                         --                --        (1,002,722)
  Provision for bad debts                                                 --            22,842            22,842
                                                                 ------------------------------------------------
  Cash used in discontinued operations                                    --                --          (707,769)
                                                                 ------------------------------------------------
        Net cash provided by (used in) operating activities           14,579           (75,999)       (1,063,564)
                                                                 ------------------------------------------------

INVESTING ACTIVITIES
  Increase in notes receivable                                      (985,000)               --        (1,890,000)
  Payments on note receivable                                             --             1,995           177,339
  Proceeds from security sales                                            --            77,894           102,933
  Cash proceeds from discontinued antenna component sale                  --                --           141,000
  Purchase of in-process research and development                         --                --          (450,000)
                                                                 ------------------------------------------------
        Net cash provided by (used in) investing activities         (985,000)           79,889        (1,918,728)
                                                                 ------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from related party loans                                       --                --           435,000
  Proceeds from subordinated notes                                        --                --         1,000,000
  Net proceeds from sale of common stock                                  --                --         1,833,700
                                                                 ------------------------------------------------
        Net cash provided by financing activities                         --                --         3,268,700
                                                                 ------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                (970,421)            3,890           286,408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,263,225            58,460             6,396
                                                                 ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   292,804       $    62,350       $   292,804
                                                                 ================================================

Supplemental cash flow information
  Cash paid during the period for interest                       $    31,906       $    33,904
                                                                 ==============================
Supplemental schedule of noncash investing and
  financing activities:
  Stock options issued for services                              $     6,658       $     4,960
                                                                 ==============================

See notes to interim financial statements.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2006

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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2006, and the results of operations and cash flows for all periods presented. The current interim period results are not necessarily indicative of results to be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the transition period ended September 30, 2005.

Loss per share is presented for all periods without considering the effect of common share equivalents because to do so would be anti-dilutive.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred losses in connection with the acquisition and development of its technology and has limited funds with which to operate. The only current source of cash flow is interest earned from notes receivable. While management believes that its cash resources will be sufficient to meet its obligations when due for the next year, additional capital resources may be required to further develop the Company's technologies to the point where they are commercially viable. However, management does not presently have an estimate of the additional capital necessary or the time required to develop its technologies to the point of commercial viability. The Company also plans to use resources to strengthen and expand its patents, establish certain strategic relationships and develop market opportunities. Shortly thereafter, the Company hopes to license its technologies, which management believes will generate sufficient revenue and cash flows to continue the Company's operations. However, there is no assurance that the Company will be able to successfully commercialize its technologies or be able to generate sufficient cash flow or revenue from investments or through the licensing of its technologies to provide sufficient working capital. The accompanying financial statements do not include any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business, possibly at amounts different from those reflected in the accompanying financial statements.

3. STOCK-BASED COMPENSATION
The Company has previously accounted for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company's employee stock option grants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, its net loss would have increased $23,303 for both the three and six months ended March 31, 2006 and by $9,920 for the six months ended March 31, 2005, had compensation expense for employee stock option grants been expensed using the fair value method for such periods.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2006

3. STOCK-BASED COMPENSATION (Continued)
In December, 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standard (SFAS) No. 123R SHARE BASED PAYMENTS. The effective date of SFAS No. 123R for the Company will be the quarter ended December 31, 2006. The Company does not expect to experience any significant effect of adopting SFAS No. 123R because of limited option activity.

Under the Company's 2000 Equity Incentive Plan the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 250,000 shares of the Company's common stock to employees and consultants. The Company granted options on 90,000 shares in January 2006 (20,000 shares to consultants and 70,000 to directors and employees). The Company recorded non-cash option expense of $6,658 for the options granted to consultants. At March 31, 2006, there were options outstanding for 250,000 common shares exercisable at prices ranging from $0.35 to $0.50 per share through 2011 (note 8). All outstanding options are vested and exercisable.

4. NOTES RECEIVABLE
Two cash loans evidenced by notes are secured by undeveloped land. These notes bear interest at 15% per annum payable monthly with principal of $755,000 and $985,000 due in August and October 2006. In April 2006 the $755,000 loan was repaid in full and the Company made a new loan for $800,000 due April 2007 with interest at 15% per annum payable monthly.

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008. Interest is payable quarterly.

In connection with the issuance of the Subordinated Notes and common stock in August and September 2005 the Company issued warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). A value of $128,300 assigned to the Warrants is reflected as a debt discount and is being amortized as additional non-cash interest over the terms of the Subordinated Notes. Unamortized note discount at March 31, 2006 was $103,755.

6. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $6,000 for each of the six-month periods ended March 31, 2006 and 2005.

During the six-month periods ended March 31, 2006 and 2005, one officer/stockholder contributed services to the Company without compensation. The fair value of these services have been estimated at $12,000 for each period and expensed and treated as a capital contribution.

7. INCOME TAXES
At March 31, 2006, a 100% valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $395,000 and expire between 2021 and 2025, and any realization may be subject to limitations under the Internal Revenue Code, as amended.

8. SUBSEQUENT EVENT
On May 1, 2006, the shareholders of the Company authorized an increase in the shares authorized under the 2000 Equity Incentive Plan to an aggregate of 950,000 shares of common stock. On May 1, 2006, the shareholders also authorized an increase in the number of authorized shares of common stock from 10,000,000 to 30,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
At the beginning of 1999, we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. Our financial statements are presented on the basis that we are able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants and invested an aggregate of $1,740,000 of these proceeds in August and October 2005 in short-term notes bearing interest at 15% per annum. In April 2006 one note for $755,000 was repaid and we acquired a new one-year note for $800,000. We intend to use income from these notes to support limited research and development of our plasma sterilization and decontamination technology and to support our administrative costs. Our long-term continued existence may be dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

We recently changed our fiscal year to end on September 30. During the first six months of fiscal 2006 ended March 31, 2006, we focused management efforts to evaluate recent results from work performed by researchers at the University of Tennessee-Knoxville on our plasma sterilization and decontamination technology. In our second fiscal quarter we made a grant of $18,500 to support additional research by researchers at the University of Tennessee-Knoxville. This work has focused on testing our patented sterilization and decontamination method to kill selected bacteria, viruses and spores. These results are being tabulated and evaluated but initial results are encouraging. We are also evaluating and designing several specific sterilization product concepts and reviewing the regulatory requirements for such products. Our plan for the balance of fiscal 2006 is to prototype and test one application for demonstration and to seek to license the application or seek contract parties to develop and build devices. Management has not established specific time frames for these activities nor associated costs thereof. If we are not successful in developing our technologies or obtaining future revenues we may be required to cease operations.

During the first six months of fiscal 2006, we spent $104,600 on operating activities related to our business. This included $47,900 of legal, audit and shareholder costs primarily associated with being a public company, $12,000 of non-cash expenses for officer contributed services and $6,658 of non-cash costs associated with stock options issued to consultants. As a result of cash interest income and non-cash expenses, including note discount amortization of $22,137, the net cash provided by operating activities for the six months ended March 31, 2006 was $14,579.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         PATENTS - Patent costs related to our acquired technology are expensed as incurred because the technology being developed has not reached technological feasibility and requires further development, refinement and testing.

         RESEARCH AND DEVELOPMENT COSTS - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

         NOTE DISCOUNT - We recorded the fair value of warrants issued in connection with subordinated notes payable as a discount to the notes. The fair value was estimated by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent, expected volatility of 154% to 163%, risk-free interest rate of 3.91% and expected life of 2.8 to 2.9 years. This discount is being amortized as additional non-cash interest over the terms of the notes and would be accelerated should the notes be retired or prior to their term.

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

Additional information on our significant accounting policies is described in our annual report on Form 10-KSB for the transition period ended September 30, 2005.

RESULTS OF OPERATIONS

Revenues
--------
We had no revenues from continuing operations for the first six months of fiscal 2006 or the comparable prior six months. We do not anticipate any revenues from our current technologies until they are further developed.

Research and Development
------------------------
We incurred $29,911 of research and development expenses in the first six months of fiscal 2006 consisting of management and consulting costs related to our sterilizer technology. This included $18,500 of grant costs to the University of Tennessee-Knoxville for sterilizer research. Research and development expenses for the comparable six months ended March 31, 2005 totaled $7,480 of outside consultancy costs related to our sterilizer technology. Research and development expenses for the three months ended March 31, 2006 were $24,829 and in addition to the grant costs of $18,500 included $3,329 of non-cash stock option costs to an outside consultant and $3,000 of contributed management services.

Research and development expenses vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing and Promotion Expenses
--------------------------------
Marketing and promotion expenses were $6,000 of officer contributed services for the six months ended March 31, 2005 and nil for the six months ended March 31, 2006 as the comparable management services were focused on research and development.

Marketing and promotion expenses will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

General and Administrative Expenses
-----------------------------------
General and administrative expenses in the first six months of 2006 were $74,732 compared to $60,428 for the comparable six months of the prior year. The increase resulted primarily from legal fees in preparation of our annual meeting held on May 1, 2006. During the six months ended March 31, 2006 we incurred $47,900 of legal, audit and shareholder costs associated with being a public company. Each years six month period included $6,000 of non-cash contributed officer services. General and administrative expenses for the second quarter ended March 31, 2006 were $43,914 compared to $36,173 for the prior year's second quarter. Second quarter costs included $3,329 of non-cash stock option costs to an outside consultant.

General and administrative expenses vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

Nonoperating Income (Loss)
--------------------------
We reported interest income from short-term notes of $126,730 for the six months ended March 31, 2006 and interest expense on our long-term subordinated notes of $57,137 that included $22,137 of non-cash amortization of debt discount associated with warrants issued with the debt. For the six months ended March 31, 2005 we recognized interest and other income of $21,272, interest expense of $11,220, loss on security sales of $106 and an unrealized loss on available-for-sale securities of $111,393. We have no remaining securities for sale and expect interest income and interest expense for the balance of fiscal 2006 to be comparable to the first six months. Interest and other income for the three months ended March 31, 2006 was $60,622 and interest expense was $28,447 including $10,947 of non-cash interest.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $14,579 for the six months ended March 31, 2006. Non-cash interest was $22,137 for the period, non-cash contributed services were $12,000 and non-cash option expense was $6,658. We applied $985,000 of cash to invest in a 15% one-year note due in October 2006.

Our principal source of liquidity at March 31, 2006, consisted of cash and cash equivalents of $292,804. At March 31, 2006 we had notes receivable of $1,740,000 coming due within the next twelve months. We have no other unused sources of liquidity at this time.

At March 31, 2006, we had no outstanding commitments for capital expenditures. In April 2006 one $785,000 note payable to us was repaid and we acquired a new one-year note for $800,000. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Notes receivable are expected to produce quarterly cash flow of approximately $67,000. A default on the interest or principal due us would have a material adverse impact on our operations and cash position.

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

While we believe that any required funding will likely be available to us, there is no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
         None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5. OTHER INFORMATION
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits -

          3.1 Restated Articles of Incorporation as amended March 30, 2006 and filed on May 3, 2006.

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

     (b) Reports on Form 8-K - The Company filed reports on Form 8-K on January 11, 2006.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASI Technology Corporation


Date: May 10, 2006              By: /s/ ERIC M. POLIS
                                    -----------------
                                    Eric M. Polis
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer
                                    and duly authorized to sign on behalf of the
                                    Registrant)