Form 10QSB
period 2006-06-30
ASI TECHNOLOGY CORP
filed 2006-07-24
CIK 7951

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

                    For quarterly period ended June 30, 2006
                                               -------------
                          Commission File Number 0-6428
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Common Stock, $.02 par value                 7,019,664
         ----------------------------                 ---------
                  (Class)                        (Outstanding at July 15, 2006)

Transitional Small Business Disclosure Format (check one):  YES  [ ]   NO [X]

================================================================================

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Balance Sheets as of June 30, 2006 (unaudited) and
                 September 30, 2005                                            3

                 Statements of Operations for the three and nine months ended June 30, 2006 and 2005 and for the period from inception of the development stage (January 1, 1999) to June 30, 2006
                 (unaudited)                                                   4

                 Statement of Stockholders' Equity for the nine months
                 ended June 30, 2006 (unaudited)                               5

                 Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and for the period from inception of the development stage (January 1, 1999) to June 30, 2006
                 (unaudited)                                                   6

                 Notes to Interim Financial Statements (unaudited)             7

         Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                                  9

         Item 3. Controls and Procedures                                      12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            12
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  12
         Item 3. Defaults upon Senior Securities                              13
         Item 4. Submission of Matters to a Vote of Security Holders          13
         Item 5. Other Information                                            13
         Item 6. Exhibits and Reports on Form 8-K                             13

         SIGNATURES                                                           13
         EXHIBITS


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
                                                                    JUNE 30,
                                                                      2006          September 30,
                                                                   (unaudited)         2005 (a)
                                                                   -----------       -----------
ASSETS
Current assets
  Cash  and cash equivalents                                       $   250,446       $ 1,263,225
  Accounts receivable, less allowance of $22,842 each period
   for doubtful accounts                                                    --                --
  Notes receivable                                                   1,785,000           755,000
  Accrued interest                                                       9,664             6,292
                                                                   -----------       -----------

                                                                   $ 2,045,110       $ 2,024,517
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                 $     2,000       $    12,962
  Accrued expenses                                                      17,500            14,406
                                                                   -----------       -----------
                                                                        19,500            27,368
                                                                   -----------       -----------

Long-term liabilities
  Subordinated notes, net of discount of $92,686
   and $125,892, respectively                                          907,314           874,108
                                                                   -----------       -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
   none issued and outstanding
  Common stock, $.02 par value; 30,000,000 shares authorized,
   issued and outstanding 7,019,664 each period                        140,393           140,393
  Additional paid-in capital                                         4,790,709         4,766,051
  Pre-development stage deficit                                     (2,241,685)       (2,241,685)
  Deficit accumulated in the development stage                      (1,571,121)       (1,541,718)
                                                                   -----------       -----------
                                                                     1,118,296         1,123,041
                                                                   -----------       -----------

                                                                   $ 2,045,110       $ 2,024,517
                                                                   ===========       ===========

See notes to interim financial statements.

(a) Derived from the audited financial statements as of September 30, 2005.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(unaudited)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
  FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO JUNE 30, 2006
                                                                                                                      From inception
                                                                                                                      of development
                                                    Three Months Ended                   Nine Months Ended               stage to
                                                          June 30,                            June 30,                   June 30,
                                                   2006              2005              2006              2005              2006
--------------------------------------------------------------------------------------------------------------------   -------------

Contract and license revenues                                                                                          $    25,000
                                                                                                                       -----------

Operating expenses
 License fees paid                                                                                                          19,375
 Research and development                      $     3,000       $     1,181       $    32,911       $     8,661           365,962
 Marketing and promotion                                --             3,216                --             9,216           130,478
 General and administrative                         28,294            28,792           103,026            89,220           695,731
                                               -----------------------------       -----------------------------       -----------
                                                    31,294            33,189           135,937           107,097         1,211,546
                                               -----------------------------       -----------------------------       -----------

Operating loss                                     (31,294)          (33,189)         (135,937)         (107,097)       (1,186,546)

Nonoperating income (expense)
 Interest and other income                          62,522               146           192,240            21,418           264,844
 Interest expense                                  (28,569)           (5,116)          (85,706)          (16,336)         (162,741)
 Loss on security sales                                 --                --                --              (106)          (11,695)
 Impairment writedown on available-
      for-sale securities                               --           (32,180)               --          (143,573)         (747,094)
                                               -----------------------------       -----------------------------       -----------
Income (loss) from continuing operations,
   without tax effect                                2,659           (70,339)          (29,403)         (245,694)       (1,843,232)
Discontinued operations, without tax effect
 From operations                                        --                --                --           (22,842)         (730,611)
 Gain on sale of discontinued component                 --                --                --                --         1,002,722
                                               -----------------------------       -----------------------------       -----------
                                                        --                --                --           (22,842)          272,111
                                               -----------------------------       -----------------------------       -----------

Net income (loss)                              $     2,659       $   (70,339)      $   (29,403)      $  (268,536)      $(1,571,121)
                                               =============================       =============================       ===========

Basic income (loss) per cmmon share
 Continuing operations                         $      0.00       $     (0.02)      $     (0.00)      $     (0.07)
                                               =============================       =============================
 Discontinued operations                       $        --       $        --       $        --       $     (0.01)
                                               =============================       =============================
 Net income (loss)                             $      0.00       $     (0.02)      $     (0.00)      $     (0.08)
                                               =============================       =============================

Weighted average number of common
 shares outstanding                              7,019,664         3,478,456         7,019,664         3,434,500
                                               =============================       =============================

See notes to interim financial statements.



ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2006

                                                                                                         Deficit
                                                                                                       accumulated
                                              Common Stock                          Pre-development     during the
                                       ---------------------------      Additional       stage         development
                                         Shares           Amount     Paid-In Capital    deficit           stage            Total
                                       ---------------------------------------------------------------------------------------------

BALANCES, OCTOBER 1, 2005               7,019,664     $   140,393     $ 4,766,051     $(2,241,685)     $(1,541,718)     $ 1,123,041

Contributed services                           --              --          18,000              --               --           18,000

Stock options issued for services              --              --           6,658              --               --            6,658

Net loss                                       --              --              --              --          (29,403)         (29,403)
                                       ---------------------------------------------------------------------------------------------

BALANCES, JUNE 30, 2006                 7,019,664     $   140,393     $ 4,790,709     $(2,241,685)     $(1,571,121)     $ 1,118,296
                                       =============================================================================================


See notes to interim financial statements.



ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
(unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD FROM
 INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999) TO JUNE 30, 2006


                                                                                                 From inception
                                                                                                 of development
                                                                     Nine Months Ended               stage to
                                                                          June 30,                   June 30,
                                                                   2006              2005              2006
                                                               ------------------------------------------------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Net loss                                                     $   (29,403)      $  (268,536)      $(1,571,121)
  Income (loss) from discontinued operations                            --            22,842          (272,111)
  Contributed services                                              18,000            18,000           192,000
  Loss  on security sales                                               --               106            11,695
  Impairment writedown on available-for-sale securities                 --           143,573           747,094
  Common stock and options issued for services                       6,658             4,960            68,348
  Interest paid in common stock                                         --                --             4,229
  Non-cash interest                                                 33,206                --            35,614
  Acquired in-process research and development                          --                --           450,000
  Increase in operating (assets) liabilities:
    Accounts receivable                                                 --                --           (22,842)
    Accrued interest                                                (3,372)               --            (9,664)
    Accounts payable                                               (10,962)          (26,863)            2,000
    Accrued liabilities                                              3,094            (6,226)           17,500
    Due to related party                                                --                --            (5,895)
                                                               ------------------------------------------------
  Cash provided by (used in) continuing operations                  17,221          (112,144)         (353,153)
                                                               ------------------------------------------------
  Income (loss) from discontinued operations                            --           (22,842)          272,111
  Non-cash gain on sale of discontinued component                       --                --        (1,002,722)
  Provision for bad debts                                               --            22,842            22,842
                                                               ------------------------------------------------
  Cash used in discontinued operations                                  --                --          (707,769)
                                                               ------------------------------------------------
      Net cash provided by (used in) operating activities           17,221          (112,144)       (1,060,922)
                                                               ------------------------------------------------

INVESTING ACTIVITIES
  Increase in notes receivable                                  (1,785,000)               --        (2,690,000)
  Payments on notes receivable                                     755,000             1,995           932,339
  Proceeds from security sales                                          --            77,894           102,933
  Cash proceeds from discontinued antenna component sale                --                --           141,000
  Purchase of in-process research and development                       --                --          (450,000)
                                                               ------------------------------------------------
      Net cash provided by (used in) investing activities       (1,030,000)           79,889        (1,963,728)
                                                               ------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from related party loans                                     --                --           435,000
  Proceeds from subordinated notes                                      --                --         1,000,000
  Net proceeds from sale of common stock                                --                --         1,833,700
                                                               ------------------------------------------------
      Net cash provided by financing activities                         --                --         3,268,700
                                                               ------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                            (1,012,779)          (32,255)          244,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,263,225            58,460             6,396
                                                               ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   250,446       $    26,205       $   250,446
                                                               ================================================

Supplemental cash flow information
  Cash paid during the period for interest                     $    49,406       $    33,904
                                                               ================================================
Supplemental schedule of noncash investing and
  financing activities:
  Stock options issued for services                            $     6,658       $     4,960
  Common stock issued to convert demand notes payable          $         -       $   225,000

See notes to interim financial statements.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006

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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2006, and the results of operations and cash flows for all periods presented. The current interim period results are not necessarily indicative of results to be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the transition period ended September 30, 2005.

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

3. STOCK-BASED COMPENSATION
The Company has previously accounted for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company's employee stock option grants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, its net loss would have increased $23,303 for the nine months ended June 30, 2006 and by $9,920 for the nine months ended June 30, 2005, had compensation expense for employee stock option grants been expensed using the fair value method for such periods.

                           ASI TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006

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

Under the Company's 2000 Equity Incentive Plan, as amended, the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company granted options on 90,000 shares in January 2006 (20,000 shares to consultants and 70,000 to directors and employees). The Company recorded non-cash option expense of $6,658 for the options granted to consultants. At June 30, 2006, there were options outstanding for 240,000 common shares exercisable at prices ranging from $0.35 to $0.50 per share through 2011. All outstanding options are vested and exercisable.

4. NOTES RECEIVABLE
Two cash loans evidenced by notes are secured by undeveloped land. These notes bear interest at 15% per annum payable monthly with principal of $985,000 and $800,000 due in October 2006 and April 2007. In April 2006 a previous $755,000 loan was repaid in full and the Company made a new loan for $800,000 using the proceeds and additional working capital.

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008. Interest is payable quarterly.

In connection with the issuance of the Subordinated Notes and common stock in August and September 2005 the Company issued warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). A value of $128,300 assigned to the Warrants is reflected as a debt discount and is being amortized as additional non-cash interest over the terms of the Subordinated Notes. Unamortized note discount at June 30, 2006 was $92,686 and non-cash interest amortized for the nine months ended June 30, 2006 was $33,206.

6. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $9,000 for each of the nine-month periods ended June 30, 2006 and 2005.

During the nine-month periods ended June 30, 2006 and 2005, one officer/stockholder contributed services to the Company without compensation. The fair value of these services have been estimated at $18,000 for each period and expensed and treated as a capital contribution.

7. INCOME TAXES
At June 30, 2006, a 100% valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $395,000 and expire between 2021 and 2025, and any realization may be subject to limitations under the Internal Revenue Code, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
At the beginning of 1999, we commenced our strategy seeking to acquire and develop new technologies for licensing. Because no significant operating revenues have occurred and because we have devoted most of our efforts since 1999 to developing new technology, we are considered to be in the development stage. Our financial statements are presented on the basis that we are able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants. We currently have an aggregate of $1,785,000 of these proceeds invested in short-term notes bearing interest at 15% per annum. We intend to use income from these notes to support research and development of our plasma sterilization and decontamination technology and to support our administrative costs. Our long-term continued existence may be dependent upon our ability to obtain working capital and financing to meet our obligations on a timely basis and to fund the development and commercialization of our technologies. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Our principal business activity is to:

         o Validate our cold plasma decontamination and sterilization method and develop commercial prototypes. Our goal is to license this technology for production of sterilization and decontamination devices or arrange for contract manufacturing of sterilization devices to be sold by others.
         o Manage our investment in short-term notes to generate income for our activities.
         o Pursue other business opportunities including possible acquisitions, licenses, technology purchases or other investments. We have no present commitments for any such activities.

We recently changed our fiscal year to end on September 30. During the first nine months of fiscal 2006 ended June 30, 2006, we focused management efforts to evaluate recent results from work performed by researchers at the University of Tennessee-Knoxville on our plasma sterilization and decontamination technology. In our second fiscal quarter we made a grant of $18,500 to support additional research by researchers at the University of Tennessee-Knoxville. This work has focused on testing our patented sterilization and decontamination method to kill selected bacteria, viruses and spores. The results of this research are encouraging such that we are evaluating and designing several specific sterilization product concepts and reviewing the regulatory requirements for such products. Our plan for the balance of fiscal 2006 is to prototype and test one application for demonstration and thereafter to seek to license the application or seek contract parties to develop and build devices. Management has not established specific time frames for these activities nor associated costs thereof. If we are not successful in developing our technologies or obtaining future revenues we may be required to cease operations.

During the first nine months of fiscal 2006, we spent $136,000 on operating activities related to our business. This included $61,000 of legal, audit and shareholder costs primarily associated with being a public company, $18,000 of non-cash expenses for officer contributed services and $6,658 of non-cash costs associated with stock options issued to consultants. As a result of cash interest income and non-cash expenses, including note discount amortization of $33,206, the net cash provided by operating activities for the nine months ended June 30, 2006 was $17,221.

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

RESULTS OF OPERATIONS

REVENUES
We had no revenues from continuing operations for the first nine months of fiscal 2006 or the comparable prior nine months. We do not anticipate any revenues from our current technologies until they are further developed.

RESEARCH AND DEVELOPMENT
We incurred $32,911 of research and development expenses in the first nine months of fiscal 2006 consisting of management and consulting costs related to our sterilizer technology. This included $18,500 of grant costs to the University of Tennessee-Knoxville for sterilizer research. Research and development expenses for the comparable nine months ended June 30, 2005 totaled $8,661 of outside consultancy costs related to our sterilizer technology. Research and development expenses for the three months ended June 30, 2006 were $3,000 of contributed management services.

Research and development expenses vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

MARKETING AND PROMOTION EXPENSES
Marketing and promotion expenses were $9,216 (including $9,000 of officer contributed services) for the nine months ended June 30, 2005 and nil for the nine months ended June 30, 2006 as the comparable management services were focused on research and development.

Marketing and promotion expenses will vary from quarter to quarter depending on elections regarding the use of personnel and consultants and the elections made on travel to visit prospective customers.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the first nine months of 2006 were $103,026 compared to $89,220 for the comparable nine months of the prior year. The increase resulted primarily from legal fees in preparation of our annual meeting held on May 1, 2006. During the nine months ended June 30, 2006 we incurred $61,000 of legal, audit and shareholder costs associated with being a public company. Each years nine month period included $9,000 of non-cash contributed officer services. General and administrative expenses for the third quarter ended June 30, 2006 were $28,294 comparable to the $28,792 for the prior year's third quarter. Third quarter fiscal 2006 costs included $2,400 of director fees paid for meetings.

General and administrative expenses vary from quarter to quarter depending on elections regarding changes in personnel and consultants, legal and accounting costs and other expenses.

NONOPERATING INCOME (LOSS)
We reported interest income from short-term notes and other investments of $192,240 for the nine months ended June 30, 2006 and interest expense on our long-term subordinated notes of $85,706 that included $33,206 of non-cash amortization of debt discount associated with warrants issued with the debt. For the nine months ended June 30, 2005 we recognized interest and other income of $21,418, interest expense of $16,336, loss on security sales of $106 and an unrealized loss on available-for-sale securities of $145,573. We have no remaining securities for sale and expect interest income and interest expense for the balance of fiscal 2006 to be comparable on a pro rata basis to the first nine months. Interest and other income for the three months ended June 30, 2006 was $62,522 and interest expense was $28,569 including $11,069 of non-cash interest.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $17,221 for the nine months ended June 30, 2006. Non-cash interest expense was $33,206 for the period, non-cash contributed services were $18,000 and non-cash option expense was $6,658. We applied $985,000 of cash to invest in a 15% one-year note due in October 2006 and $800,000 of cash on a similar note due April 2007 after an April 2006 note repayment of $755,000.

Our principal source of liquidity at June 30, 2006, consisted of cash and cash equivalents of $250,446. At June 30, 2006 we had notes receivable of $1,785,000 coming due within the next twelve months. We have no other unused sources of liquidity at this time.

At June 30, 2006, we had no outstanding commitments for capital expenditures. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Notes receivable are expected to produce quarterly cash flow of approximately $67,000. A default on the interest or principal due us would have a material adverse impact on our operations and cash position.

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

         (b) Reports on Form 8-K - The Company filed a report on Form 8-K on May 1, 2006.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASI Technology Corporation


Date: July 24, 2006            By:  /s/ ERIC M. POLIS
                                    -----------------
                                    Eric M. Polis
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer
                                    and duly authorized to sign on behalf of the
                                    Registrant)