Form 10QSB/A
period 2006-06-30
ASI TECHNOLOGY CORP
filed 2006-11-02
CIK 7951

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2006
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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item 4 was omitted from the Company's Form 10-QSB filed with the Securities and Exchange Commission on July 24, 2006.

RESULTS OF ANNUAL MEETING OF SHAREHOLDERS

The Company held its Annual Meeting of Shareholders on May 1, 2006 at 10:00 a.m. at 982 American Pacific Drive, Suite 204, Henderson, Nevada. Shareholders representing 4,712,302 common shares or 67% was present in person or by proxy representing a quorum. The Shareholders approved the following:

PROPOSAL #1: Nomination and Election of Directors.
--------------------------------------------------
The following five persons were nominated and elected to serve as directors until the next annual meeting or until their successors are duly elected and qualified:

                                               FOR                        AGAINST                    ABSTAIN
Jerry Polis                                 4,707,992                         -0-                       -0-
Eric Polis                                  4,707,992                         -0-                       -0-
Dawayne Jacobs                              4,707,992                         -0-                       -0-
Gerald Ehrens                               4,707,992                         -0-                       -0-
Richard Fait                                4,707,992                         -0-                       -0-


PROPOSAL #2: Approve an Amendment to Restated Articles of Incorporation to
--------------------------------------------------------------------------
Increase the Number of Authorized Common Shares
-----------------------------------------------
                                                              FOR               AGAINST          ABSTAIN
To increase authorized shares of
common stock from 10,000,000 to 30,000,000                  4,709,438            2,064              800

The foregoing proposal was approved.

PROPOSAL #3: Approve an Amendment to the 2000 Equity Incentive Plan
-------------------------------------------------------------------
                                                              FOR               AGAINST          ABSTAIN
To increase the number of shares of common stock
available for grants from 250,000 to 950,000                4,708,958            2,514              830

The foregoing proposal was approved.

PROPOSAL #4: Ratification Of Appointment Of Independent Registered Public
-------------------------------------------------------------------------
Accountants
-----------
Our shareholders voted to ratify the selection of Piercy Bowler Taylor and Kern as our independent registered public accountants for the fiscal year ended
September 30, 2006. The results were:

                  FOR                                AGAINST                            ABSTAIN
                4,712,252                              -0-                                50

The foregoing proposal was approved and accordingly ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits -

                  3.1.1 Amendment to the Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on May 3, 2006.

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

                                       ASI Technology Corporation


Date: November 2, 2006             By: /s/ ERIC M. POLIS
                                       ----------------------------------
                                       Eric M. Polis
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                       Officer and duly authorized to sign on
                                       behalf of the Registrant)