Form 10KSB
period 2006-09-30
ASI TECHNOLOGY CORP
filed 2006-12-19
CIK 7951

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

State issuer's revenues for its most recent fiscal year. $261,612

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2006 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant) was $1,287,063.

As of December 15, 2006 there were 7,018,664 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1.       Description of Business                                          3
ITEM 2.       Description of Property                                          9
ITEM 3.       Legal Proceedings                                                9
ITEM 4.       Submission of Matters to a Vote of Security Holders              9

                                     PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters        10
ITEM 6.       Management's Discussion and Analysis or Plan of Operation       11
ITEM 7.       Financial Statements                                            19
ITEM 8.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      31
ITEM 8A.      Controls and Procedures                                         31
ITEM 8B.      Other Information                                               31

                                    PART III
ITEM 9.       Directors and Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act    32
ITEM 10.      Executive Compensation                                          33
ITEM 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    35
ITEM 12.      Certain Relationships and Related Transactions                  36
ITEM 13.      Exhibits                                                        37
ITEM 14.      Principal Accountant Fees and Services                          38
              SIGNATURES                                                      40


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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

ASI Technology Corporation is incorporated under the laws of the State of Nevada. We are a specialty finance and investment company that provides financing for real estate development and invests in developing new technologies. During fiscal 2006, we committed additional financial resources to our specialty finance activities. Our technology investment and development activity is focused on our plasma technology for sterilization and decontamination that we licensed in January 2003. We have no current plans or commitments regarding any other investment activities, however we have invested in other technologies in the past and may pursue other technology or acquisitions or mergers in the future.

From 1999 to 2005 we were considered a development stage enterprise. Our specialty finance business commenced late in fiscal 2005 and we emerged from the development stage in fiscal 2006. Management has determined that our specialty finance operation is a separate component. Accordingly we have two reportable segments, specialty finance and technology development.

Our specialty finance activities to date have been limited to making loans ("bridge financing") to affiliates of Concordia Homes of Nevada, Inc., a Nevada residential homebuilder, during the pre-construction development and permitting phase, including land acquisition. The bridge financing is typically repaid once construction financing has been secured by the builder. The finance term is generally for one-year with six-month extensions granted when additional time is required for development and permitting. The notes are secured by a deed of trust on the property but may be subordinate to a first deed of trust or other obligations. To date, 100% of our loans have been made to entities affiliated with one Nevada residential homebuilder for projects in Clark County, Nevada. Our investment objective is to generate current cash income from these high-interest loans. We may make additional or other types of high-interest loans in the future including loans that may not be real estate related. We have no loan commitments as of the date of this report and our capacity is limited to cash and cash equivalents on hand.

Our investment in technology has focused on our licensed plasma sterilization and decontamination technology. This technology employs resistive electrodes to efficiently produce high volumes of atmospheric pressure plasma also known as room temperature plasma or more commonly, cold plasma. Our patented generation method uses low voltage to produce high volumes of cold plasma. Cold plasma has been demonstrated in government studies that we sponsored and in published research to be useful for sterilization and decontamination. Our plan is to develop prototype devices to validate and demonstrate this technology for commercial and government applications and license the technology to others.

Our plasma sterilization and decontamination technology is in the early stage of development and there can be no assurance that commercial viability will be achieved. Further development is necessary in order to verify, document and distinguish our advantages and to commercialize the technology. There can be no assurance that we can develop the technology and become commercially successful.

We also own a patented plasma sound reduction technology. This technology employs techniques to modulate the plasma in jet engines to reduce noise emissions. In 2003, a study of this technology was performed by the National Center for Physical Acoustics at the University of Mississippi. Although we believe this study provided important experimental validation, we have since focused resources on our other activities. We have no current plans to develop our plasma sound reduction technology.

We were incorporated on January 9, 1931 and have evolved through a number of name changes and equity reorganizations. Our President, Jerry E. Polis, was appointed President and a director in 1973. ASI had not filed Exchange Act reports from about 1982 until March 2001. On September 1, 2000, the Company changed its name from "ASI" to "ASI Technology Corporation" in connection with a capital reorganization which included a 1 for 10 reverse stock split. The Company has 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 7,018,664 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

SPECIALTY FINANCE BUSINESS

The investment objective of our specialty finance activities is to generate current income and cash flow from high-interest notes. We may seek to participate in other types of notes, loans or investments in the future. We may also participate in capital appreciation through various methods. For example, we may formulate a capital appreciation strategy in connection with real estate lending that may consist of revenue or project equity participation in the underlying project. Capital appreciation with corporate loans or investments may consist of warrants, other equity or royalties. We have no new loan commitments as of the date of this report and there is no assurance that such transactions will materialize that follow our current plans and objectives to make such investments.

Since we commenced specialty finance activities in August 2005, we have originated four notes for $3.025 million to entities affiliated with one Nevada residential homebuilder for projects in Clark County, Nevada. At September 30, 2006, we had two notes outstanding for $1,785,000 as summarized below:

------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
                                                                                                 UNPAID
                                                                                               BALANCE AT
                                   NOTE            DUE                            ORIGINAL      SEPT. 30,
          BORROWER                 DATE           DATE           INTEREST        PRINCIPAL        2006         SECURITY (6)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
Concordia Land, LLC (1)        October 12,    October 12,    15% per annum,         $985,000       $985,000  6 acres of
                               2005           2006 (2)       payable monthly                                 undeveloped
                                                                                                             land (3)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
Aviano, LLC (1) (4)            April 25,      April 25,      15% per annum,         $800,000       $800,000  2.5 acres of
                               2006           2007           payable monthly                                 undeveloped
                                                                                                             land (3)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
TOTAL                                                                             $1,785,000     $1,785,000
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------

Subsequent to September 30, 2006, we made the following new loan:

------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
                                                                                                 UNPAID
                                                                                               BALANCE AT
                                   NOTE            DUE                            ORIGINAL    DECEMBER 15,
          BORROWER                 DATE           DATE           INTEREST        PRINCIPAL        2006           SECURITY
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
Concordia Land, LLC (1)(5)     November 1,    November 1,    15% per annum,         $485,000       $485,000  15 acres of
                               2006           2007           payable monthly                                 undeveloped
                                                                                                             land (3)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------

     (1) These limited liability companies are managed by one Nevada residential builder.
     (2) A six-month extension was effective on October 12, 2006 to April 12, 2007, all payments are current.
     (3) Security evidenced by a deed of trust but may be subordinate to a first deed of trust and other obligations.
     (4)  This loan was repaid in December 2006.
     (5) We borrowed $245,000 on a one-year 6% note from a company controlled by our President that was used to partially fund this loan. The note was repaid in December 2006.
     (6) In November 2006 we also obtained payment guarantees from the general partner homebuilder, Concordia Homes of Nevada, Inc., for each of the three notes.

As of the date of this annual report total notes outstanding are $1,470,000.

Conventional lenders generally will not finance these pre-construction activities because the property being developed is not generating any income and repayment may largely depend on a future refinancing that may depend on regulatory approvals to start construction. The bridge financing that we provide normally covers the period from land purchase to the start of residential construction by a builder or developer. The note term is generally twelve months with one or more six-month extensions granted as reasonably required to obtain regulatory approvals. Our collateral is the real estate being developed normally secured by a deed of trust that may be subordinate to other obligations that they control. These types of loans are considered high risk and are not insured or guaranteed by any other party or any government agency.

Our finance activities to date have been limited to notes associated with one residential homebuilder that management has had experience with for ten years in a variety of projects and activities. Our president has made similar residential project loans through other unaffiliated entities that he controls. We may also request corporate or personal guarantees, which may result in that borrower electing to take a loan from other lenders, including entities that are affiliated with our president. Management selects the projects and loans and makes all investment decisions. We have no formal policies for credit and collateral evaluation, collections or foreclosure and recovery but management makes these decisions based on experience on a case by case basis. Should this business volume grow, management expects to establish more formal procedures.

Management believes there are similar lending opportunities with other residential homebuilders or commercial real estate builders and developers that may prefer to utilize high-interest notes and/or high-interest notes with participation as an alternative to sharing project equity with other equity investors. Management has experience managing such loans in the western United States with primary focus on Nevada and Arizona. Management may also consider originating other high-interest loans that are not real estate related in the future.

TECHNOLOGY DEVELOPMENT

Plasma Sterilization and Decontamination
----------------------------------------
Effective on January 1, 2003, we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. We believe we meet the commercialization requirements in 2006 to maintain the exclusive license. If we were notified we do not meet the commercialization requirements by the licensor and such determination prevailed then our license would revert to non-exclusive. The agreement also provides for future royalty payments to the licensor based on product sales or sublicense fees. The inventor has been a consultant to us from time to time on various plasma technologies. The licensed technology was independently developed by the inventor prior to any of his work for us.

Plasma Sound Reduction
----------------------
We purchased our sound reduction technology in 2000. We are obligated to pay royalties on product sales, license revenues and any sale proceeds from the further sale of the technology for the term of the patent expiring in 2017.

Plasma Overview
---------------
The different states of matter generally found on earth are solid, liquid, and gas. Sir William Crookes, an English physicist, identified a fourth state of matter, now called plasma, in 1879. Plasma is by far the most common form of matter. Plasma in the stars and in the tenuous space between them makes up over 99% of the visible universe and perhaps most of that which is not visible. Plasmas are created each time a fluorescent light is turned on. Jets of plasma spin and maneuver orbiting satellites. Important to our technology, plasmas are conductive assemblies of charged and neutral particles and fields that exhibit collective effects. Plasmas carry electrical currents and generate magnetic fields. Plasmas have also demonstrated effectiveness in destroying toxic molecules.

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

The plasma process produces a sterilization effect using lower concentrations of sterilant but with a higher reactivity than is possible with normal gases. This activity disappears quickly when power is removed, thereby dissipating the toxicity of the sterilant rapidly. Atmospheric pressure plasmas allow for rapid decontamination of clothing, equipment and personal gear in military settings, and for sterilization of medical equipment, food and packaging in commercial settings. Present methods of sterilization and decontamination often require hours and generate damaging heat or other toxic side effects or require a vacuum; cold plasma can sanitize often in mere minutes without toxic byproducts and at atmospheric pressure.

Cold plasmas generated using high power are also employed in industry, in semiconductor manufacturing and flat screen televisions. Historically, such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power, making them cost, weight and size prohibitive for broader or portable applications.

The licensor, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure to generate a plasma cloud of activated oxygen in air. It produces a cloud of ionized gas at atmospheric pressure and at low temperatures. We employ a resistive barrier discharge by using ceramics to prevent unwanted arcing and achieve an even, broad, high volume and efficient discharge. The generated cold plasma cells destroy molecules using highly reactive free oxygen radicals - atoms or molecules that have unpaired electrons that when paired with bacteria, rapidly destroy the targeted organism. The cold plasma also contains a large volume of hydroxyl ions, ozone and atomic oxygen to rapidly oxidize most unwanted bacteria. We believe cold plasma treatment does not harm the skin or body and has no effect on fragile plastic or steel instruments or devices.

The U.S. Air Force has been a leading sponsor of cold plasma research. The Persian Gulf War in 1991 accelerated the need for rapid means of sterilization and decontamination. By disrupting the integrity of cell membranes, cold plasma offers a rapid, simple and economical means of destroying even the hardiest bacterial spores in minutes compared to the hours required by alternative methods. Independent research by others has demonstrated that cold plasma can rapidly break down complex chemicals found in nerve gas and deadly biological agents like anthrax.

We tested our technology under contract for the U.S. Air Force, in 2003 targeting a use to decontaminate forward deployed equipment and facilities. We are evaluating commercial application and developing prototypes for demonstration to prospective licensees and as a test platform for testing with bacteria and other agents.

In 2005 and in 2006, we sponsored Dr. Alexeff and students at the University of Tennessee, Knoxville to test our method of sterilization and decontamination. During the last two years, important published and unpublished scientific reports on these experimental results evidence to us that:

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

There are several competing methods to generate cold plasmas including using electron beams, corona discharges, dielectric barrier discharges, pin array discharges and others. Often RF (radio frequency) power supplies are employed to create atmospheric gaseous discharges requiring high power and emitting high electro magnetic radiation. Our plasma is generated with low non-RF power supplies. Another important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area, whereas traditional materials often result in a small arc greatly minimizing the discharge area. Our discharge also results in large quantities of ozone. Ozone is known as a powerful sterilizing and decontamination agent. As an example, ozone is used frequently to purify water that has too much bacteria to be treated with chlorine. Our recent research supports that cold plasma is an effective bacteria sterilizer and that our method produces bacteria killing agents distinct from ozone. Our recent research efforts have focused on building and testing prototypes with a focus on selecting, sourcing and evaluating various critical component options.

Plasma Market Opportunities and Strategy
----------------------------------------
Some known applications of cold plasma include:

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

We are in early stages of testing our method and evaluating opportunities. Our goal is to prove our method in military and commercial applications. Management believes the next major development milestone is to demonstrate and test improved prototypes. Our strategy is to license others to manufacture devices. Management's efforts are at a preliminary stage and we do not have a timetable or an estimate of the cost of developing these applications and obtaining the necessary approvals for sale or use of any devices. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

COMPETITION

Specialty Finance Business
--------------------------
Our specialty finance business has been limited to loans to one residential builder that management has had previous experience making similar loans. We do not believe competition is a factor affecting our business but may be so in the future if we expand this business. At that time competition will be the providers of non-conventional real estate loans, that is, lenders who offer short-term high-interest, or short-term high-interest and equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. Also conventional lenders may from time to time make riskier high-interest loans thus being competitive. These conventional lenders include commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions. No particular competitor dominates the market but they have substantially greater financial and other resources than us. If we elect to make loans unrelated to real estate, we will face a similar competitive environment.

Technology Development
----------------------
Our current technology investment and development business is limited to one technology. The market for sterilization and decontamination is highly competitive, with many companies supplying equipment for food and facility decontamination and medical sterilization. Steam, chemicals and acids, radiation and ultraviolet light are just some of the methods employed for sterilization and decontamination. One example is a plasma system using hydrogen peroxide that has been used for a number of years by a division of Johnson & Johnson Medical, Inc. Another example is TSO3, Inc., a Canadian company that recently obtained approval for an ozone medical sterilizer. The many companies engaged in these activities are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. The U.S. government is also sponsoring cold plasma research by universities and others. Others have developed cold plasma generation methods and systems. It is possible that such organizations have developed or may develop in the future plasma generation methods and systems superior to those envisioned by us.

REGULATION
Our loan activity to date has been private and limited. We do not hold ourselves out to the public or the commercial sector as a buyer or seller of notes secured by real property or as making loans secured by real property. We do not advertise nor accept participations by others in any loans and no other party has a beneficial interest in any of our notes. We do not solicit or accept loan applications. We do not believe we are currently subject to state or federal regulation of our limited specialty finance and investment activity. We are not a real estate investment trust ("REIT"), a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, and we do not believe we are subject to any regulation thereunder.

However, if we expand our business or our activities are construed otherwise, we may become subject to licensing by the State of Nevada Mortgage Lending Division or other state regulatory authorities. In September 2006 we made an application for a Nevada Mortgage Banking license and a Mortgage Broker license that would allow us to expand the nature of our specialty finance business as it relates to real estate loans. We were notified in November 2006 of the conditional approval of our license applications subject to completion of certain conditional items including state business license documentation. We expect to complete the licensing process by the end of December 2006. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender's operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.

There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to make loans, limit or restrict the amount of interest and other charges earned on loans by us, or otherwise adversely affect our business or prospects.

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

INTELLECTUAL PROPERTY RIGHTS
Dr. Alexeff owns one U.S. patent on the plasma sterilization and decontamination technology we have licensed. We may file additional patents on this technology as we progress with development. No foreign rights have been applied for to date and we may therefore be unable to protect any rights outside of the United States. We purchased and own one U.S. patent on our plasma sound reduction technology.

We have an ongoing policy of filing patent applications to seek protection for novel features of our technologies. There can be no assurance that any additional patents on our technology will be granted.

We believe that a strong patent position is important to compete effectively if we license our plasma technology. The technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, may hold patents in competing areas. Although we do not believe any existing patents would inhibit our ability to license our plasma technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patent, or that licensed by us, has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our technologies or the circumvention of our patents, by competitors could have a material adverse effect on our ability to compete successfully.

RESEARCH AND DEVELOPMENT
For the year ended September 30, 2006 and for the nine months ended September 30, 2005, we invested $35,910 and $9,376, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

EMPLOYEES
We have no full-time employees and our two executive officers provide only part-time services to the Company. We employ technical consultants or others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. We pay a company affiliated with Mr. Jerry Polis, our President and a director, a month-to-month fee for office rent and bookkeeping and administrative services. Since July 2002 the rate has been an aggregate of $1,000 per month. We believe these terms are no less favorable than what could be obtained from outside providers.

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

The following table sets forth the high and low bid quotations for our common stock for the year ended September 30, 2006 and the nine-month transition period ended September 30, 2005:

                                                       Bid Quotations
                                                    High             Low
                                                    ----             ---
Year Ending September 30, 2006
           First Quarter                            $0.45            $0.22
           Second Quarter                           $0.43            $0.20
           Third Quarter                            $0.31            $0.30
           Fourth Quarter                           $0.30            $0.20
Nine Month Period Ending September 30, 2005
           First Quarter                            $0.20            $0.20
           Second Quarter                           $0.35            $0.20
           Third Quarter                            $0.40            $0.22

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

We had 1,064 holders of record of our 7,018,664 shares of common stock at September 30, 2006, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At September 30, 2006 we had an accumulated deficit of approximately $3.8 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits.

RECENT SALES OF UNREGISTERED SECURITIES
No securities were sold within the past three years that were not registered under the Securities Act that were not previously reported in prior quarterly, annual or 8-K filings.

PURCHASES OF EQUITY SECURITIES
The following table summarizes purchases of common stock during the quarter ended September 30, 2006. No purchases were made during the first three quarters of fiscal 2006.

---------------------------- ------------------ ----------------- ------------------------- --------------------------
                                                                    (c) Total Number of
                                                                    Shares Purchased as       (d) Maximum Number of
                                 (a) Total        (b) Average         Part of Publicly        Shares that May Yet be
                                 Numbers of      Price Paid per      Announced Plans or        Purchased Under the
          Period             Shares Purchased        Share                Programs              Plans or Programs
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 1 (July 1 to July 31)         -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 2 (August 1 to
August 31)                        1,000 (1)           $0.40                 None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 3 (September 1 to
September 30)                       -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Total                             1,000               $0.40                 None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------

(1) The above purchase was not made pursuant to any publicly announced plan or program and was made in an open-market transaction.

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

OVERVIEW

We are a specialty finance and technology development company that provides financing for real estate development and invests in and develops new technologies. During fiscal 2006, we committed additional financial resources to our specialty finance activities. Our technology development activity is focused on plasma technology for sterilization and decontamination that we licensed in January 2003.

From 1999 to 2005 we were considered a development stage enterprise. Our specialty finance business commenced late in fiscal 2005 and provides recurring monthly revenues. We emerged from the development stage in fiscal 2006. Management has determined that our specialty finance operation is a separate component. Accordingly we have two reportable segments, specialty finance and technology development.

In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants. This capital has been employed in our specialty finance business segment. Our continued existence may be dependent upon our ability to obtain financing to meet our obligations on a timely basis and to fund the growth of our specialty finance activities and commercialization of our technology.

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

     REVENUE RECOGNITION - Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Should a note become past due or if we otherwise do not expect the debtor to be able to service its debt, we will cease recognizing income until and unless paid.

     CONCENTRATION OF CREDIT RISK - Our notes receivable are solely comprised of notes advanced to entities controlled by one residential homebuilder. Management believes that the notes are collectible, and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentration with one party, non-payment of interest or a default on a note would have a material adverse impact on operations.

     RESEARCH AND DEVELOPMENT COSTs - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

SEGMENT REPORTING

We have two reportable segments, specialty finance and technology development. We do not allocate marketing, general and administrative costs between segments. Although the segments became separately managed in late fiscal 2006, we have segmented historical operations for the periods presented.

                                                                                                   UNALLOCATED
                                                            SPECIALTY           TECHNOLOGY         EXPENSES AND
                                                             FINANCE           DEVELOPMENT         OTHER ASSETS            TOTAL
     Year ended September 30, 2006
     -----------------------------
     Interest income                                      $  252,881             $      -           $      -             $  252,881
     Other income                                                  -                    -              8,731                  8,731
     Research and development                                      -               35,910                  -                 35,910
     Marketing, general and administrative                                                           125,272                125,272
     Interest expense                                        114,397                    -                  -                114,397
     Net income (loss)                                       138,484              (35,910)          (116,541)               (13,967)
     Assets                                                1,794,664                    -            285,631              2,080,295

                                                                                                   UNALLOCATED
                                                            SPECIALTY           TECHNOLOGY         EXPENSES AND
                                                             FINANCE           DEVELOPMENT         OTHER ASSETS             TOTAL
     Nine months ended September 30, 2005
     ------------------------------------
     Interest income                                        $ 15,730            $       -         $      545            $    16,275
     Other income                                                  -                7,711                  -                  7,711
     Research and development                                      -                9,376                  -                  9,376
     Marketing, general and administrative                                                           121,016                121,016
     Interest expense                                          6,150                    -             10,663                 16,813
     Unrealized impairment loss on available-
           for-sale securities                                     -              143,573                  -                143,573
     Net income (loss)                                         9,580             (145,238)          (131,134)              (266,792)
     Assets                                                  761,292                    -          1,263,225              2,024,517

RESULTS OF OPERATIONS - TWELVE MONTHS OF FISCAL 2006 VS. NINE MONTHS OF FISCAL 2005

During 2005, we changed our fiscal year from the period ending December 31 to the period ending September 30. We reported a nine-month transition period for the period ended September 30, 2005. Accordingly, the following discussion compares the twelve months of fiscal 2006 to nine months of fiscal 2005. Hereinafter when we reference 2006 the reference is for twelve months and when we reference 2005 the reference is for the nine-month transition period. Prior to 2005 we reported discontinued operations from the prior sale of certain plasma antenna technology, but there are no remaining discontinued activity in 2005 or 2006.

Revenues
--------
Revenues for the fiscal year ended September 30, 2006 were $261,612 compared to $23,986 for the nine months ended September 30, 2005. The increase in revenues resulted primarily from establishing our specialty finance business in August 2005 and revenues resulting from monthly interest payments on outstanding notes.

Interest income from notes was $252,881 in 2006 compared to $15,730 in 2005. At September 30, 2006 we had $1,785,000 of notes receivable earning interest at 15% per annum compared to $755,000 at September 30, 2005. The growth in interest income was due to both the increased term over which interest was earned and the increase balances.

Other income in 2006 was $8,731 consisting primarily of earnings from corporate cash balances not employed in the specialty finance business. We earned $545 of comparable interest in 2005. In 2005, we had a $7,711 gain from the sale of stock related to our technology development business. We had no technology development revenues in 2006.

There can be no assurance of future revenues from our technology investment activity.

Expenses
--------
Total expenses for 2006 were $275,579 compared to $290,778 in 2005. Interest expense increased in 2006 due to a full year of debt service on our 7% subordinated notes. In 2005 we recognized a non-cash impairment loss on available-for-sale securities of $143,573. We disposed of the balance of the related investment securities in 2005.

Research and development expenses were $35,910 in 2006 compared to $9,376 in 2005. The increase resulted from support we paid to the University of Tennessee for student plasma research. Research and development costs vary significantly each period. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing, general and administrative costs were $125,272 in 2006 comparable to $121,016 in 2005. However considering that 2006 was for twelve months on a monthly average basis these costs declined in 2006. An increase in legal fees of $16,100 in 2006 related to regulatory filings and was offset by reductions in audit fees of $6,600 and in marketing travel of $17,000. Marketing, general and administrative costs will vary each period depending on the level of legal and auditing costs and elections regarding the use of personnel, consultants and travel.

Interest expense was $114,397 in 2006, all of which was related to specialty finance activities. This amount included $44,397 of non-cash interest for the amortization of the value of warrants issued in 2005 in connection with our subordinated notes. Interest expense in 2005 was $16,813 of which $6,150 related to subordinated notes supporting our specialty finance business (including $2,408 of non-cash interest) and the balance related to general corporate activities prior to the start of the finance business in August 2005.

In 2005 we had an unrealized impairment loss of $143,573 on investment securities with no comparable item in 2006.

Net Loss
--------
We had a net loss of $13,967 in 2006 compared to a net loss of $266,792 in 2005. The substantial decline in net loss was due to the contribution of revenues from our specialty finance business in 2006. Our specialty finance segment produced a net gain before any tax effect of $138,484 in 2006 while our technology segment had a net loss of $35,910. Neither segment included any allocation of corporate non-allocated net expenses of $116,541.

We anticipate we may incur future net losses as long as we invest in our technology business and until we grow our financing business to a scale to support our overhead. The level of future losses will be dependent on our expenses and future revenues, and elections made regarding research and development, marketing and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, we had cash and cash equivalents of $285,631 compared to $1,263,225 at September 30, 2005. Net cash provided by operating activities was $52,848 during 2006, consisting primarily of a $13,967 loss from operations reduced by a $24,000 of non-cash contributed services, $44,397 of non-cash interest and $6,658 of non-cash compensation expense. The positive cash generated from operating activities of $52,848 in 2006 was a significant improvement over the $96,576 of cash used in operating activities in 2005.

Our principal source of liquidity at September 30, 2006 consisted of cash and cash equivalents of $285,631. We have notes receivable of $1,785,000 due within twelve months. We have no other unused sources of liquidity at this time.

During 2006, we increased our investment in notes receivable by a net $1,030,000 to $1,785,000 at September 30, 2006. We have no outstanding commitments for additional investments or capital expenditures. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Our current notes receivable are expected to produce quarterly income of approximately $67,000. A default on the interest or principal due us would have a material adverse impact on our operations, liquidity and cash flow.

In November 2006, we made a new one-year 15% loan for $485,000. We borrowed $245,000 on a one-year 6% note from Davric Corporation, an affiliated company controlled by our President, that we used to partially fund this loan. We are obligated to make monthly interest payments on this related party loan of $14,700. We also obtained payment guarantees from the general partner homebuilder for each of the three notes. In December 2006 one note for $800,000 was repaid and we repaid the $245,000 note. As of the date of this annual report total notes outstanding are $1,470,000.

Based on current expectations and business conditions, and assuming note income due us, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months. However, we intend to perform additional development on our plasma sterilization and decontamination technology and since management does not have estimates of the amounts or timing thereof, we may require additional funds for this purpose. We may also develop or acquire other technologies requiring future expenditures. We may also require additional funds to grow our specialty finance business.

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in notes receivable or in research and development or marketing on our existing technologies or new technologies. We may also consider business acquisitions or mergers although we have no commitments as of the date of this report. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

We believe that any required funding will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

We do not believe inflation had a significant impact on our operations during 2006 or 2005 or that it will have a significant impact on operations during the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS AND ISSUES
On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

In June of 2006, the FASB issued Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FASB Interpretation No. 48 to affect our financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. We are evaluating the potential impact, if any, that the adoption of SFAS 156 will have on our financial statements.

The Company does not expect to experience any significant effect of adopting SFAS No. 123 (revised 2004) ("SFAS No. 123R") because of limited option activity. SFAS No. 123R is effective for the first quarter of fiscal 2007.

TAX LOSS CARRYFORWARDS
As of September 30, 2006, we had approximately $367,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

             A. RISKS RELATED TO OUR BUSINESS AND FINANCIAL RESULTS
               ----------------------------------------------------

         WE ARE A START-UP COMPANY AND OUR LACK OF OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT. Until we began investing in new technology in August 1999, we were inactive. Our specialty finance activities only commenced in August 2005. As a result, we have limited relevant operating history with which you may evaluate our business. Our operations are subject to all of the risks inherent in a start-up or early stage business enterprise, including the likelihood of continued operating losses. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth and development of new business and technology, as well as the competitive and regulatory environments in which we operate. You must consider the numerous risks and uncertainties a company like ours faces in attempting to develop and establish our businesses. These risks include our ability to:

     o Obtain sufficient capital to grow our specialty finance business to support our overhead;
     o    Develop our technology investments to commercial viability;
     o    Create and execute a commercialization strategy, and
     o    Respond to competitive markets for our businesses.

         If we are unsuccessful in addressing these risks, we will in all likelihood be unable to generate sufficient future revenues to support operations. There can be no assurance that we will achieve profitability in the future, or that profitability, if achieved, can be sustained.

         OUR REVENUES WOULD BE ADVERSELY AFFECTED BY NON-PAYMENT OR DEFAULT ON NOTES RECEIVABLE. We expect interest from high-interest notes due to us to provide substantially all our revenues during the next twelve months. Non-payment of interest or a default on the notes would adversely affect our operations and cash flow. Foreclosure or other actions required by us or any default may be require time and may be costly and there is no assurance of adequate recovery from any such actions. We may not be able to act on our security and the value of such security, if any, may not be sufficient to protect us from loss. Our notes are not guaranteed by any government agency. There is no secondary market for the notes we hold.

         OUR NOTE PORTFOLIO CONSISTS OF A LIMITED NUMBER OF NOTES CONCENTRATED IN CLARK COUNTY, NEVADA WITH ONE PARTY SUBJECTING US TO A RISK OF SIGNIFICANT LOSS FROM ANY DEFAULT. Our notes receivable are concentrated in Clark County, Nevada with one party, and although secured by a deed of trust on undeveloped land in Clark County, Nevada, is subject to risk of nonpayment. Due to the limited number of notes and this concentration with one party, non-payment of interest or a default on a note would have a material adverse impact on operations and could jeopardize our ability to repay our subordinated notes in 2008.

         OUR TECHNOLOGY IS IN AN EARLY STAGE OF DEVELOPMENT AND MAY NOT BE SUCCESSFUL. Our plasma technology is still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes in order to demonstrate commercial viability. Our objective is to sell or license our technology to companies that then must incorporate our technologies into products (we do not presently intend to manufacture products ourselves). Even if more prototypes can be developed successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We cannot assure that there will be future revenues. The development of new technology is subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

         IF WE FAIL TO ESTABLISH AND MAINTAIN PERSONNEL AND STRATEGIC RELATIONSHIPS, OUR ABILITY TO DEVELOP OUR TECHNOLOGY WILL SUFFER. We currently rely on consultants for the development and marketing of our plasma sterilization and decontamination technology. We depend on these or other personnel relationships to continue the development of our technology, implement intellectual protection strategies, identify and manage the execution of technical development, and market and license our technology. These individuals, however, may terminate their relationship with us at any time or otherwise be unavailable. There can be no assurance, therefore, that any individuals will continue their relationships with us for the time necessary to complete development of our technology. Although we believe that there are other personnel or consultants capable of working on our technology, the loss or unavailability of any individual could result in delays or added costs of development, impede development or adversely affect our ability to continue in business.

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

         OUR MANAGEMENT MAY FACE CONFLICTS OF INTEREST RELATING TO OTHER INVESTMENTS IN REAL ESTATE LOANS. Our president and other directors and officers, in addition to being part-time and having other business interests, also invest in real estate loans through other entities. There is a risk that management may select a real estate loan that has different returns or risk profile than loans not so selected and funded through other entities. There are no restrictions or guidelines on how management will determine which loans are appropriate for us and which are appropriate for other entities in which management may have an interest. Management has no obligation to provide us with any particular opportunities.

         WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO CONTINUE OR GROW OUR BUSINESS. Based on, among other things, our proposed plan of operations and certain assumptions regarding availability of note income, we believe we have sufficient financing to fund our operations during the next twelve months. If our plans change, our assumptions change or prove to be inaccurate; we may be required to seek additional financing to fund the costs of operations. Although management has been successful in obtaining required funds in the past, we have no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The failure to have adequate financial resources could require that we curtail or terminate development of our technology and our operations. Consequently, investors could lose their entire investment if we are unable to generate positive cash flow or raise the additional capital necessary to fund our operations. Even if additional financing is available to us, using equity or convertible debt securities will result in a reduction of the percentage ownership of our stockholders and they may experience additional dilution of their investment.

              B. RISKS RELATED TO INDUSTRIES AFFECTING OUR BUSINESS
                 --------------------------------------------------

         THE SPECIALTY FINANCE INDUSTRY IS HIGHLY REGULATED REQUIRING LICENSING IN MULTIPLE JURISDICTIONS FOR MOST TYPES OF LOANS; WE MAY BE SUBJECT TO REGULATIONS AND COSTS THAT ADVERSELY IMPACT OR RESTRICT OUR BUSINESS. Most finance activities wherein an active business is conducted require some form of registration and licensing. Our loan activity to date has been private and limited. We do not hold ourselves out to the public or the commercial sector as a buyer or seller of notes secured by real property or as making loans secured by real property. We do not advertise nor accept participations by others in any loans and no other party has a beneficial interest in any of our notes. We do not solicit or accept loan applications. We do not believe we are currently subject to state or federal regulation of our limited specialty finance and investment activities.

         However, if we expand our business or our activities are construed otherwise, we may become subject to licensing by the State of Nevada Mortgage Lending Division or other state regulatory authorities. In September 2006 we made an application for a Nevada Mortgage Banking license and a Mortgage Broker license that would allow us to expand the nature of our specialty finance business as it relates to real estate loans. Although we obtained conditional license approval in November 2006, there can be no assurance we will obtain the formal licenses. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender's operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. If it were determined we don't have the proper licensing for any lending activity or are in violation of any regulations of any jurisdiction we could incur costs or restrictions that adversely affect our operations and business.

         OUR TECHNOLOGY MARKETS ARE HIGHLY REGULATED AND WE MAY BE SUBJECT TO ENVIRONMENTAL REGULATIONS. The sterilization of medical devices and food, and the decontamination of items are highly regulated and controlled in most major markets throughout the world. Sterilization and decontamination devices, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology. We may not be able to obtain timely regulatory approvals for future products. The failure to obtain any necessary approvals would adversely impact our business.

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

         COMPETITION AND OBSOLESCENCE COULD PRECLUDE US FROM REALIZING REVENUES. The markets for our plasma technologies are extremely competitive. Many companies already produce sterilization and decontamination equipment that are competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in any of these markets. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

                  C. RISKS RELATED TO OUR INTELLECTUAL PROPERTY
                     ------------------------------------------

         OUR PLASMA STERILIZATION AND DECONTAMINATION TECHNOLOGY IS OWNED BY US PURSUANT TO AN EXCLUSIVE LICENSE; THE LOSS OF WHICH COULD ADVERSELY IMPACT OUR OPERATIONS. Our plasma sterilization and decontamination technology is owned pursuant to a license agreement providing us exclusive rights to the technology through 2018 subject to certain exclusivity termination rights of the licensor after January 1, 2006. Should the licensor notify us of intended termination of exclusivity, we would have 90 days to provide reasonably satisfactory evidence that we have attempted to sell licensed products as defined in the agreement. Should we not prevail, then we could lose exclusivity and our license could become nonexclusive which may reduce the value of this technology to us and affect future operations should commercialization be successful and we face direct competition from other licensees, if any.

         OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND TECHNOLOGY IS UNCERTAIN. Our success depends, and will continue to depend, on our ability to maintain patent protection for our technology and to preserve our trade secrets and to operate without infringing the property rights of third parties. We cannot guarantee that existing patents will be of sufficient scope or strength to give us competitive advantages or that any patents that may be issued to us will not be challenged or invalidated. We have not performed any analysis of patents of others that may limit our ability to do business. We are aware of other parties that are currently conducting research in the area of plasma sterilization and decontamination. We cannot guarantee that our technologies or products do not and will not infringe the patents or proprietary rights of third parties.

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

                    D. RISKS OF OWNERSHIP OF OUR COMMON STOCK
                       --------------------------------------

         WE MAY ISSUE ADDITIONAL SHARES OF AUTHORIZED COMMON STOCK AND FUTURE PREFERRED STOCK. Our Articles of Incorporation authorize up to 31,000,000 shares of stock, par value of $0.02 per share, of which 30,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. The Board of Directors has the power without prior stockholder approval to issue additional shares of previously authorized and unissued common stock and one or more series of preferred stock with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and any other characteristics as the Board may deem necessary. This power would include the right to issue preferred stock with rights to receive dividends, liquidating distributions and other benefits that may be superior to the rights of holders of common stock. If any subsequent issuance of preferred stock is approved, such preferred stock could adversely affect the holders of outstanding common stock. In addition, the authority to issue additional shares of common stock and preferred stock could discourage, delay or prevent a takeover of us and could have a depressive effect on the market price for our securities.

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of ASI Technology Corporation (the "Company") as of September 30, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the nine-month period ended September 30, 2005. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of September 30, 2006, and the results of its operations and its cash flows for the year then ended and for the nine month period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ PIERCY BOWLER TAYLOR & KERN
-------------------------------
Certified Public Accountants and Business Advisors, a Professional Corporation


Las Vegas, Nevada
December 11, 2006

ASI TECHNOLOGY CORPORATION

BALANCE SHEET
September 30, 2006

--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                        $   285,631
  Accounts receivable, less allowance of $22,842                            --
  Notes receivable                                                   1,785,000
  Accrued interest                                                       9,664

                                                                   -----------
                                                                   $ 2,080,295
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                 $     5,000
  Accrued liabilities                                                   17,500
                                                                   -----------
                                                                        22,500
                                                                   -----------

Long-term liabilities
S  ubordinated notes, net of note discount of $81,495                  918,505
                                                                   -----------

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
    none issued and outstanding
  Common stock, $.02 par value; 30,000,000 shares authorized,
    7,018,664 issued and outstanding                                   140,393
  Additional paid-in capital                                         4,796,709
  Treasury shares at cost, 1,000 shares                                   (442)
  Accumulated deficit                                               (3,797,370)
                                                                   -----------
                                                                     1,139,290
                                                                   -----------

                                                                   $ 2,080,295
                                                                   ===========

See notes to financial statements.

ASI TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005




                                                YEAR             NINE MONTHS
                                                ENDED               ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                2006                 2005
------------------------------------------------------------   --------------

Interest income:
  Notes receivable                           $   252,881       $    16,275
  Other                                            8,731             7,711
                                             -----------       -----------
                                                 261,612            23,986
                                             -----------       -----------
Expenses:
  Research and development                        35,910             9,376
  Marketing, general and administrative          125,272           121,016
  Interest expense                               114,397            16,813
  Impairment loss on available-
      for-sale securities                             --           143,573
                                             -----------       -----------
                                                 275,579           290,778

                                             -----------       -----------
Net loss                                     $   (13,967)      $  (266,792)
                                             ===========       ===========

Basic and diluted loss per common share      $     (0.00)      $     (0.07)
                                             ===========       ===========

Weighted average number of common
  shares outstanding                           7,019,557         3,888,364
                                             ===========       ===========

See notes to financial statements.


STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005



                                                         Common Stock
                                                    ---------------------     Additional    Treasury    Accumulated
                                                      Shares      Amount   paid-in capital   Shares       Deficit        Total
                                                    -------------------------------------------------------------------------------
Balance, January 1, 2005                            3,412,522   $  68,250  $ 3,468,164    $        --   $(3,516,611)  $    19,803

Common stock issued on conversion
  of demand notes at $.30 per share                   750,000      15,000      210,000             --            --       225,000
Sale of common stock at $0.35 per share, net
  of offering costs of $4,500                       2,857,142      57,143      938,357             --            --       995,500
Value of warrants associated with issuance of debt         --          --      128,300             --            --       128,300
Contributed services                                       --          --       18,000             --            --        18,000
Stock options issued for services                          --          --        3,230             --            --         3,230
Net loss                                                   --          --           --             --      (266,792)     (266,792)
                                                    --------------------------------------------------------------------------------

Balance, September 30, 2005                         7,019,664     140,393    4,766,051    $        --    (3,783,403)    1,123,041

Purchase of treasury shares                            (1,000)         --           --           (442)           --          (442)
Contributed services                                       --          --       24,000             --            --        24,000
Stock options issued for services                          --          --        6,658             --            --         6,658
Net loss                                                   --          --           --             --       (13,967)      (13,967)
                                                    --------------------------------------------------------------------------------

Balance, September 30, 2006                         7,018,664   $ 140,393  $ 4,796,709    $      (442)  $(3,797,370)  $ 1,139,290
                                                    ================================================================================


See notes to financial statements.


ASI TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                                        YEAR           NINE-MONTH
                                                                       ENDED          PERIOD ENDED
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                        2006              2005
--------------------------------------------------------------------------------      -------------

OPERATING ACTIVITIES
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Net loss                                                         $   (13,967)      $  (266,792)
   Contributed services                                                  24,000            18,000
   Gain on security sales                                                    --            (7,711)
   Unrealized impairment loss on available-for-sale securities               --           143,573
   Common stock and options issued for services                           6,658             3,230
   Non-cash interest                                                     44,397             2,408
   Increase (decrease) in working capital components:
     Accrued interest                                                    (3,372)           (6,292)
     Accounts payable                                                    (7,962)            2,602
     Accrued liabilities                                                  3,094            14,406
                                                                    -----------       -----------
      Net cash provided by (used in) operating activities                52,848           (96,576)
                                                                    -----------       -----------

INVESTING ACTIVITIES
 Investments in notes receivable                                     (1,785,000)         (755,000)
 Collection of notes receivable                                         755,000                --
 Proceeds from security sales                                                --            25,039
                                                                    -----------       -----------
      Net cash used in investing activities                          (1,030,000)         (729,961)
                                                                    -----------       -----------

FINANCING ACTIVITIES
 Proceeds from subordinated notes                                            --         1,000,000
 Net proceeds from sale of common stock                                      --           995,500
 Purchase of treasury shares                                               (442)               --
                                                                    -----------       -----------
      Net cash provided by (used in) financing activities                  (442)        1,995,500
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                   (977,594)        1,168,963

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,263,225            94,262
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   285,631       $ 1,263,225
                                                                    ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for interest                           $    70,000       $        --
                                                                    ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Common stock and stock options issued for services                 $     6,658       $     3,230
 Demand notes converted to common stock                             $        --       $   225,000

See notes to financial statements.

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.       NATURE OF BUSINESS

ASI Technology Corporation ("Company") is a specialty finance and technology development company that provides financing for real estate development and invests in and develops new technologies. During fiscal 2006, the Company committed additional financial resources to its specialty finance activities. The Company's technology development activity is focused on plasma technology for sterilization and decontamination that was licensed in January 2003.

From 1999 to 2005, the Company was considered a development stage enterprise. The Company's specialty finance business commenced late in fiscal 2005 and emerged from the development stage in 2006.

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

NOTES RECEIVABLE - Notes receivable are held for investment and are reported at their outstanding unpaid principal balances. Should a provision be required as an allowance for loan losses the carrying value would be adjusted. Loan origination costs are immaterial.

FINANCIAL INSTRUMENTS - The carrying values of financial instruments including cash, accounts and notes receivable, accounts payable and accrued liabilities approximated fair market value because of the short-term maturity of these instruments.

CONCENTRATION OF CREDIT RISK - Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk. As of September 30, 2006, the Company's notes receivable of $1,785,000 are solely comprised of two notes advanced to entities controlled by one residential developer. Management believes that the notes are collectible, and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentration with one party, non-payment of interest or a default on a note would have a material adverse impact on operations and could jeopardize the Company's ability to repay its Subordinated Notes in 2008.

REVENUE RECOGNITION - Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Should a note become past due or if the Company otherwise does not expect the debtor to be able to service its debt, the Company will cease recognizing income until and unless paid.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including patent costs related to acquired, licensed and developed technology, are expensed as incurred because the technology being developed has not yet reached technological feasibility and requires further development, refinement and testing.

ASI TECHNOLOGY CORPORATION

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

To provide the required pro forma information for employees under the provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, "Accounting for Stock-Based Compensation," the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             YEAR          NINE MONTHS
                                                            ENDED             ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                             2006             2005
                                                         -------------    -------------
Net loss
      As reported                                          $ (13,967)      $(266,792)
                     Less: Total employee stock-based
                     compensation expense determined
                     under fair value based method           (23,306)         (3,230)
                                                           ---------       ---------
      Pro forma                                            $ (37,273)      $(270,022)
                                                           =========       =========

Basic and diluted income (loss) per share:
      As reported                                          $   (0.00)      $   (0.07)
                                                           =========       =========
      Pro forma                                            $   (0.01)      $   (0.07)
                                                           =========       =========

In December 2004, the Financial Accounting Standards Board finalized SFAS No. 123R "Share Based Payments." The effective date of SFAS No. 123R for the Company will be the quarter ended December 31, 2006. The Company does not expect to experience any significant effect of adopting SFAS No. 123R because of limited option activity.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing loss available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income of an entity. The Company has no dilutive securities other than stock options and warrants which are not included because of the anti-dilutive effect due to net losses for the periods ended September 30, 2006 and 2005.

RECLASSIFICATIONS - Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders' equity as previously presented.

NEW ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our financial statements.

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In June of 2006, the FASB issued Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect FASB Interpretation No. 48 to affect the Company's financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its financial statements.


NOTE 3.       PLASMA TECHNOLOGIES

The Company has rights to the following technologies:

PLASMA STERILIZATION AND DECONTAMINATION TECHNOLOGY - In 2003, the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year that management believes the Company has satisfied. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method.

The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees with no minimum royalties. The Company's technology development activities and expenditures relate to this technology during the periods presented.

SOUND REDUCTION TECHNOLOGY - In 2000, the Company acquired sound reduction technology for jet engines. The purchase price was expensed since there were no other identifiable assets acquired, commercial feasibility had not been established, there were no current cash flows generated from this technology and no future alternative uses of the patents or technology existed.

The Company is obligated to pay certain royalties on product revenues or license revenues, if any, to be received by the Company and a fee on sale proceeds due in the event of any further sale of the technology. There are no minimum royalties. The Company incurred no development costs on this technology in the periods presented.

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.       INVESTMENT SECURITIES IMPAIRMENT LOSS

Prior to 2005, the Company acquired 306,284 common shares of Markland Technologies, Inc. a public company traded over the counter at a cost of $861,722. The securities were originally carried at fair value, with unrealized gains and losses reported in stockholders' equity as a separate component of accumulated other comprehensive loss. Prior to and during 2005, there were substantial declines in value of the securities and there was no assurance of future recovery. Consistent with the provisions of FASB Statement No. 115 and SEC Staff Accounting Bulletin 59 "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities," impairment losses were recognized including $143,573 in 2005. A total of 100,000 shares were sold prior to 2005 for proceeds of $77,894 and the balance of 206,284 shares were sold in 2005 for $25,039.

NOTE 5.       NOTES RECEIVABLE

The Company's specialty finance activities to date have focused on making loans to a residential homebuilder to bridge finance projects during the development and permitting phase from land acquisition to the start of construction when traditional construction financing is normally employed. The notes are generally for one-year terms with six-month extensions granted when additional time is required for development and permitting. The notes are secured by a deed of trust on the property but may be subordinate to a first deed of trust or other obligations. To date, 100% of the Company's loans have been to entities affiliated with one Nevada residential builder for projects in Clark County, Nevada. The Company had the following notes receivable outstanding at September 30, 2006:

------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
                                                                                                  UNPAID
                                                                                               BALANCE AT
                                   NOTE            DUE                            ORIGINAL      SEPT. 30,
          BORROWER                 DATE           DATE           INTEREST        PRINCIPAL        2006           SECURITY
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
Concordia Land, LLC (1)        October 12,    October 12,    15% per annum,         $985,000       $985,000  6 acres of
                               2005           2006 (2)       payable monthly                                 undeveloped
                                                                                                             land (3)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
Aviano LLC (1)                 April 25, 2006 April 25, 2007 payable monthly        $800,000       $800,000  2.5 acres of
                                                                                                             undeveloped
                                                                                                             land (3)
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------
                        TOTAL                                                     $1,785,000     $1,785,000
------------------------------ -------------- -------------- ------------------ ------------- -------------- -----------------

     (1) These limited liability companies are managed by one Nevada residential builder.
     (2) A six-month extension was effective on October 12, 2006 to April 12, 2007, all payments are current.
     (3) Security evidenced by a deed of trust but may be subordinate to a first deed of trust and other obligations.

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                          2006         2005
                                                          ----         ----
                  Balance, beginning of period        $  755,000      $     -
                  Originations                         1,785,000       755,000
                  Principal collected                   (755,000)           -
                                                      -----------     ---------
                  Balance, end of period              $1,785,000      $755,000
                                                      ===========     =========

If the notes receivable become uncollectible and the related collateral and corporate or personal guarantees (if any) were determined to be worthless, the Company's loss would equal the carrying value of the notes, less any valuation allowances plus accrued interest receivable.

Subsequent to September 30, 2006 the Company made a one-year 15% loan to Concordia Land, LLC for $485,000 on similar terms (see Note 10). The Company also obtained payment guarantees from the general partner residential builder on each of the three notes.

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.       SUBORDINATED NOTES AND WARRANTS

In August and September 2005, the Company sold $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, interest payable quarterly, as a unit with $1,000,000 (2,857,142 shares) of common stock at $0.35 per share (see
Note 7) with warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). Two officers/directors purchased $422,500 of the Subordinated Notes, 1,207,142 shares of the common stock and 603,571 Warrants.

The Company determined that 50% of the Warrants were associated with the Subordinated Notes and recorded the value of 50% of the Warrants ($128,300) as a debt discount and paid-in-capital. The debt discount is being amortized as additional non-cash interest over the terms of the Subordinated Notes. Unamortized note discount at September 30, 2006 was $81,495 and non-cash interest amortized for the year ended September 30, 2006 was $44,397 and for the nine-month period ended September 30, 2005 was $2,408.

NOTE 7.       STOCKHOLDERS' EQUITY

The Company has 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. No shares of preferred stock have been issued.

In June 2005, the principal balances of $225,000 of demand notes were converted into 750,000 shares of common stock at $0.30 per share. In August and September 2005, the Company sold 2,857,142 shares of common stock in unit offering with notes and warrant at $0.35 per share for net proceeds of $995,500. Two officers/directors purchased 1,207,142 of these shares.

During the year ended September 30, 2006, and for the nine months ended September 30, 2005, officers contributed services to the Company without compensation. These services, valued at $24,000 and $18,000, respectively, have been expensed and treated as capital contributions.

NOTE 8.       STOCK OPTION PLAN

Under the 2000 Equity Incentive Plan, as amended (the "Plan") the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value on the grant date and typically vest immediately.

The following table summarizes option activity for the year ended September 30, 2006 and the nine months ended September 30, 2005:

                                                    2006                               2005
                                         ----------------------------      ----------------------------
                                                     Weighted-Average                 Weighted-Average
                                          Shares     Exercise Price         Shares    Exercise Price
                                          ------     ---------------         ------    ---------------
Outstanding at beginning of period       160,000       $   0.43             140,000      $   0.44
Granted                                   90,000           0.40              20,000          0.35
Exercised                                     --             --                  --            --
Cancelled                                (10,000)          0.50                  --            --
                                         -------                            -------
Outstanding at end of period             240,000           0.41             160,000          0.43
                                        ========                           ========
Options exercisable at period-end        240,000           0.41             160,000          0.43
Weighted-average fair value of
options granted during the period       $   0.33                           $   0.32
                                        ========                           ========

At September 30, 2006, the weighted average life of options outstanding was 2.8 years and 710,000 shares were available for option grants under the Plan.

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.       STOCK OPTION PLAN (CONTINUED)

During the year ended September 30, 2006, the Company granted options on 90,000 common shares exercisable at $0.40 per share until January 8, 2011. The Company recorded $6,658 as the fair value of 20,000 options granted to two consultants. The amount recorded was determined using the fair value method under the Black-Scholes option-pricing model assuming a 4.35% risk free interest rate, a 5-year expected life, a volatility rate of 118% and a 0% dividend rate. At the grant date, the fair value per option granted was $0.33.

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

NOTE 9.  INCOME TAXES

Deferred tax assets at September 30, 2006 and 2005 were $314,000 and $395,000, respectively. The 2006 balance includes $125,000 from net operating loss carryforwards and $189,000 of capital loss carryforwards. The 2005 amount also resulted from net operating and capital loss carryforwards. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Because the Company has only recently emerged from the development stage and has yet to generate net income, realization of the deferred tax asset is not considered to be more likely than not and, accordingly, a 100% valuation allowance has been provided.

The Company has net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $367,000 and $556,000, respectively, as of September 30, 2006 that expire between December 31, 2021 and September 30, 2025. The Company's utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the "change in ownership" rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50% during the immediately preceding three years.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss for the year ended September 30, 2006 and the nine months ended September 30, 2005 as follows:

                                                     2006              %           2005               %
                                                  -------------------------      -------------------------
Computed "expected" tax benefit                   $ (5,000)           (34%)      $(91,000)           (34%)
Increase (decrease) in income taxes
  resulting from:
  Increase (decrease) in valuation allowance       (81,000)          (581%)        64,000             24%
  Nondeductible compensation and other              86,000            615%         27,000             10%
                                                  -------------------------      --------------- --------
                                                  $      -              -        $      -              -
                                                  =========================      ========================

ASI TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.      RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

The Company pays an affiliated company controlled by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services with such payments aggregating $12,000 for the year ended September 30, 2006 and $9,000 for the nine months ended September 30, 2005. In addition during the nine months ended September 30, 2005, the Company also paid affiliated companies controlled by its President a total of $16,088 as reimbursements for travel and related costs.

During the year ended September 30, 2006 and the nine months ended September 30, 2005, the Company incurred interest expense of $36,925 and $6,136, respectively, in connection with short-term loans and Subordinated Notes from officers and directors.

On October 31, 2006, the Company obtained $245,000 pursuant to a Promissory Note payable to a company controlled by the Company's President. The Promissory Note bears monthly interest at 6% per annum and is due October 31, 2007. The proceeds of the note were used to partially fund a $485,000 note receivable origination.

NOTE 11.      SEGMENT REPORTING

The Company has two reportable segments, specialty finance and technology development. The Company does not allocate marketing, general and administrative costs between segments. Although the segments became separately managed only in late fiscal 2006, the Company has segmented historical operations for the periods presented.

                                                                              UNALLOCATED
                                             SPECIALTY        TECHNOLOGY      EXPENSES AND
                                              FINANCE        DEVELOPMENT      OTHER ASSETS            TOTAL
Year ended September 30, 2006
-----------------------------
Interest income                            $   252,881      $        --       $        --       $   252,881
Other income                                        --               --             8,731             8,731
Research and development                            --           35,910                --            35,910
Marketing, general and administrative               --               --           125,272          125,272
Interest expense                               114,397               --                --           114,397
Net income (loss)                              138,484          (35,910)         (116,541)          (13,967)
Assets                                       1,794,664               --           285,631         2,080,295

                                                                                 UNALLOCATED
                                               SPECIALTY         TECHNOLOGY      EXPENSES AND
                                                FINANCE         DEVELOPMENT      OTHER ASSETS          TOTAL
Nine months ended September 30, 2005
------------------------------------
Interest income                               $    15,730      $        --       $       545       $    16,275
Other income                                           --            7,711                --             7,711
Research and development                               --            9,376                --             9,376
Marketing, general and administrative                  --               --           121,016          121,016
Interest expense                                    6,150               --            10,663            16,813
Unrealized impairment loss on available-
      for-sale securities                              --          143,573                --           143,573
Net income (loss)                                   9,580         (145,238)         (131,134)         (266,792)
Assets                                            761,292               --         1,263,225         2,024,517

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

We appointed the firm of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation to serve as independent public accountants for the transition period ended September 30, 2005 and the year ended September 30, 2006.

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

Management is aware that there is a lack of segregation of duties due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions. The Company has assessed the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations. Executive officers will continue to review and monitor transactions and financial reports to mitigate this weakness.

Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this report on Form 10KSB was being prepared.

(b) Changes in internal controls over financial reporting.
There was not any change in the Company's internal controls over financial reporting that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers
The following table sets forth information with respect to each director and executive officer of ASI as of December 15, 2006:

         Name                   Age         Position
         ----                   ---         --------
         Jerry E. Polis         74          President and Director since 1973
         Eric M. Polis          36          Secretary, Treasurer and Director
                                              since August 2000
         Dawayne R. Jacobs      64          Director since August 2000
         Gerald L. Ehrens       67          Director since September 2005
         Richard A. Fait        69          Director since January 2006

There is no arrangement between any of the directors or executive officers and any other person or persons, pursuant to which he was or is to be selected as a director or executive officer. Jerry E. Polis is the father of Eric M. Polis. There is no other blood relationship between or among the directors or executive officers.

Each director serves until the next annual meeting or until their successor is elected or appointed. The Company does not have an audit or any other committees of the board of directors.

         JERRY E. POLIS has been President and a director since 1973. Since 1963 he has been self-employed primarily in real estate investment, and from 1964 to 2002 he owned and operated Polis Realty. From 1968 to the sale of his ownership in January 1997, he was active as a co-owner of the Taco Bell franchises for the State of Nevada (operated under privately owned Las Cal Corporation). In 1994, he co-founded Commercial Bank of Nevada, an unlisted publicly owned bank located in Las Vegas, Nevada, which was sold through a merger to a NYSE bank group in June 1998. He was a director of Commercial Bank from 1994 and Chairman from May 1996 until its sale. He also served as a director of SouthwestUSA Bank and its parent SouthwestUSA Corporation from March 2004 to February 2006. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

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

         GERALD L. EHRENS has been a self-employed private investor since 1994. From 1992 to 1994 he was Chief Operating Officer of Inamed Corp., a Nasdaq medical device company. Previously he held senior executive positions at E.I. Dupont and Union Carbide with his last position at Union Carbide in 1992 being Vice President of New Business Development. In 1996, he was appointed as a director of unlisted publicly owned Commercial Bank of Nevada and served until its sale through merger to a NYSE bank group in June 1998. He also served as a director of SouthwestUSA Bank and its parent SouthwestUSA Corporation from June 2003 to February 2006. Mr. Ehrens received a BS in Chemical Engineering from Princeton University in 1961 and a MS in Industrial Administration from George Washington University in 1965.

         RICHARD A. FAIT has been a self-employed investor since 2001. From 1966 to January 2001 he served as President of the Peoples Bank of Aberdeen, South Dakota and Chairman and President of its holding company, Investment Corporation of America. From the mid-1960's to 2001 he was an owner, officer and director of ten community banks in the Midwest. From 1972 to 2000 he was a practicing certified public accountant in South Dakota and Minnesota. Mr. Fait received a degree in Accounting from Nettleton College in 1958.

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

Our president and certain other directors and officers, in addition to being part-time and having other business interests, also invest in real estate loans through other entities. There is a risk that management may select a real estate loan that has different returns or risk profile than loans not so selected and funded through other entities. There are no restrictions or guidelines on how management will determine which loans are appropriate for us and which are appropriate for other entities in which management may have an interest. Management has no obligation to provide us with any particular opportunities.

It is conceivable then that our areas of interest could overlap or conflict with other business interests of our management or our consultants. Any such conflicts, should they arise, will be addressed at the appropriate time.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2006, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Committees
----------
The Company has no formal or separate audit, nominating or compensation committee with the board of directors as a whole serving in such capacities. The board has determined that Gerald L. Ehrens and Richard A. Fait would each qualify as an audit committee financial expert. They also would be deemed "independent".

ITEM 10. EXECUTIVE COMPENSATION
There is shown below information concerning the compensation of Jerry E. Polis, our chief executive officer (the "Named Executive Officer"), for the year ended September 30, 2006, the nine months ended September 30, 2005 (transition period) and the year ended December 31, 2004. No executive officer's salary and bonus exceeded $100,000 during any fiscal year or period.


                           SUMMARY COMPENSATION TABLE
                                                                                         Long Term
                                            Annual Compensation                          Compensation
                                                                                    Securities Underlying
Name and                        Fiscal                             Other Annual            Options
Principal Position              Period      Salary        Bonus    Compensation          (# of Shares)
------------------              ------      ------        -----    ------------          -------------
Jerry E. Polis, President        2006       $-0- (1)       $-0-      $1,400 (1)               10,000
                                 2005       $-0- (1)       $-0-         $-0-                      -0-
                                 2004       $-0- (1)       $-0-        $200 (1)               10,000

     (1) Director fees. Mr. Polis received no compensation as an officer of the Company for any period. The Company recorded $24,000 in 2006, $18,000 in 2005 (nine months) and $24,000 in 2004 as contributed services for officers including Mr. Polis.

OPTION GRANTS
Shown below is further information on grants of stock options to the Named
Executive Officer reflected in the Summary Compensation Table shown above for the year 2006.

                 OPTION GRANTS FOR YEAR ENDED SEPTEMBER 30, 2006

                                                Percent of Total
                             Number of           Options Granted
                        Securities Underlying    to Employees in       Exercise     Expiration
         Name              Options Granted         Fiscal Year           Price         Date
         ----              ---------------         -----------           -----        ----
       Jerry E. Polis           10,000               11.1%               $0.40      1/8/2011

OPTION EXERCISES AND FISCAL PERIOD-END OPTION VALUES
There were no options exercised by Mr. Polis or any other person during the year ended September 30, 2006.

                                   AGGREGATED OPTION EXERCISES AND FISCAL PERIOD-END VALUES

                                                       Number of Unexercised          Value of Unexercised
                             Shares                        Options Held At          In-The-Money Options At
                           Acquired      Value            September 30, 2006          September 30, 2006 (1)
       Name              On Exercise    Realized     Exercisable  Unexercisable     Exercisable    Unexercisable
       ----              -----------    --------     -----------  -------------     -----------    -------------
       Jerry E. Polis       -0-          -0-            30,000         -0-           $ -0-             -0-

    (1) Based on the closing bid price on September 30, 2006 of $0.20 per share.

On August 16, 2000, the shareholders approved the 2000 Equity Incentive Plan reserving an aggregate of 250,000 shares of common stock for issuance under the plan. On May 1, 2006 the shareholders approved an increase to an aggregate of 950,000 shares of common stock for issuance under the plan. At September 30, 2006, there were 240,000 options outstanding and 710,000 options available for future grant.

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

DIRECTOR COMPENSATION
During the last three fiscal periods, the directors received compensation of $100 per meeting for their services as directors and Mr. Jerry E. Polis, Chairman of the Board, received $200 for each meeting until May 2006 when the amounts were increased to $200 and $400, respectively. None of the officers currently receive any compensation for their services as officers of the Company. We may begin compensating management at a future date. There are no employment contracts with any of our officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

At September 30, 2006, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan approved by our stockholders. On May 1, 2006 our stockholders approved an increase in the authorized shares pursuant to the 2000 Equity Incentive Plan from 250,000 common shares to 950,000 common shares. The following table gives information as of September 30, 2006:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
                                            ---                          ---                          ---
Equity compensation plans
approved by security holders              240,000                       $0.41                       710,000

Equity compensation plans not
approved by security holders                --                           --                           --
                                --------------------------    -------------------------      ---------------------
Total                                     240,000                       $0.41                       710,000
                                ==========================    =========================      =====================

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange
Commission regulations.

Common Stock Ownership
----------------------

The following table sets forth, as of December 15, 2006, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

                  NAME AND ADDRESS                                AMOUNT & NATURE
                   OF BENEFICIAL                                   OF BENEFICIAL                 PERCENT
                     OWNER                                           OWNERSHIP                  OF CLASS
                     -----                                           ---------                  --------
                  Jerry E. Polis                                   2,896,024 (1)                 37.9%
                  President and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Eric M. Polis                                      166,000 (2)                  2.3%
                  Secretary, Treasurer and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Dawayne R. Jacobs                                  130,000 (3)                  1.8%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014


                  NAME AND ADDRESS                                AMOUNT & NATURE
                   OF BENEFICIAL                                   OF BENEFICIAL                 PERCENT
                     OWNER                                           OWNERSHIP                  OF CLASS
                     -----                                           ---------                  --------
                  Gerald L. Ehrens                                   255,000 (4)                  3.6%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Richard A. Fait                                    170,000 (5)                  2.4%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  James A. Barnes                                    645,281 (6)                  9.1%
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Elwood G. Norris                                   447,905 (7)                  6.3%
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  All directors and officers as a group            3,617,024 (8)                 45.7%
                    (5 persons)
____________________________
(1)      Includes 1,784,156 shares held by the Polis Family Trust and 363,000 shares held by Davric Corporation, a company controlled by Mr. Polis.
         Also includes currently exercisable options on 40,000 shares of common stock and warrants on 578,571 shares of common stock.
(2)      Shares held by family trust. Also includes currently exercisable options on 40,000 shares of common stock and warrants on 25,000 shares of common stock.
(3)      Includes currently exercisable options on 30,000 shares of common stock.
(4)      Consists of 150,000 shares held by family limited partnership. Also includes currently exercisable options on 30,000 shares of common stock and warrants on 75,000 shares of common stock.
(5)      Includes currently exercisable options on 20,000 shares of common stock and warrants on 50,000 shares of common stock.
(6)      Includes 440,281 shares held by Sunrise Capital, Inc., a company controlled by Mr. Barnes, and 100,000 shares held by a family trust.
         Also includes currently exercisable options on 30,000 shares of common stock and warrants on 25,000 shares of common stock.
(7)      Shares held by family trust. Also includes currently exercisable options on 20,000 shares of common stock and warrants on 25,000 shares of common stock.
(8)      Includes currently exercisable options on 160,000 shares of common stock and warrants on 728,571 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In June 2005 Jerry E. Polis exchanged $75,000 principal amount of 10% demand notes for 250,000 shares of common stock. This demand note represented cash advanced in 2002.

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

During the year ended September 30, 2006 and the nine months ended September 30, 2005 the Company incurred interest of $36,925 and $6,136, respectively, in connection with short-term loans and Subordinated Notes from officers and directors. These amounts were paid at the same rate as unaffiliated parties.

We recorded $24,000 in 2006 and $18,000 in 2005 (nine months) as contributed services for officers including Jerry E. Polis. No common stock or other value is due for these contributed services.

We currently share office space with Davric Corporation, an entity controlled by Mr. Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs. We paid $12,000 in 2006 and $9,000 in 2005 (nine months) in such costs.

On October 31, 2006 we obtained $245,000 pursuant to a Promissory Note payable to Davric Corporation ("Davric"). The Promissory Note bears monthly interest at 6% per annum and is due October 31, 2007. The Company's President, Jerry E. Polis, is President and sole shareholder of Davric. The proceeds of the note were used to partially fund a $485,000 one-year specialty finance loan. This note was repaid in December 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------

         3.1 Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on September 1, 2000. Incorporated by reference to Exhibit 3.1 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         3.1.1 Amendment to the Restated Articles of Incorporation of ASI Technology Corporation as filed with the Secretary of State of Nevada on May 3, 2006. Incorporated by reference to Exhibit
                  3.1.1 on Form 10-QSB/A dated November 2, 2006.
         3.2      Bylaws of the Company. Incorporated by reference to Exhibit
                  3.2 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         4.1 Form of Certificate evidencing common stock of the Company. Incorporated by reference to Exhibit 4.1 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         4.2 Form of Securities Purchase Agreement between the Company and private placees. Incorporated by reference to Exhibit 10.6 on Form 8-K dated August 31, 2005.
         4.3 Form of 7% Subordinated Promissory Note issued by the Company to noteholders. Incorporated by reference to Exhibit 10.7 on Form 8-K dated August 31, 2005.
         4.4 Form of Stock Purchase Warrant for Common Stock Exercisable at $0.50 per share until July 31, 2008. Incorporated by reference to Exhibit 10.8 on Form 8-K dated August 31, 2005.
         10.1 2000 Equity Incentive Plan ratified by the shareholders on August 1, 2000. Incorporated by reference to Exhibit 10.1 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         10.1.1 Standard form of stock option agreement under the 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1.1 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         10.2 Purchase Agreement dated August 20, 1999 between the Company and Patriot Scientific Corporation. Incorporated by reference to Exhibit 10.2 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         10.3 Purchase Agreement dated December 29, 2000 between the Company and American Technology Corporation. Incorporated by reference to Exhibit 10.3 on Form 10-KSB for the year ended December 31, 2000, dated March 23, 2001.
         10.4 Patent License Agreement effective January 1, 2003 between the Company and Igor Alexeff. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.4 on Form 8-K dated February 11, 2003.

         10.5 Technology Purchase Agreement dated March 19, 2003 between the Company and Markland Technologies, Inc. Incorporated by reference to the Exhibit 2.1 on Form 8-K dated March 25, 2003.
         10.6 Promissory Note between the Company and Concordia Homes for $755,000 dated August 10, 2005. Incorporated by reference to
                  Exhibit 99.1 on Form 8-K dated August 16, 2005.
         10.7 Promissory Note between the Company and Concordia Land, LLC dated October 12, 2005. Incorporated by reference to Exhibit
                  99.1 on Form 8-K dated October 14, 2005.
         10.7.1* Promissory Note Extension between the Company and Concordia Land, LLC dated October 12, 2006.
         10.7.2* Payment Guarantee by Concordia Homes of Nevada, Inc. to the Company dated as of October 12, 2005.
         10.8 Promissory Note between the Company and Aviano, LLC dated April 25, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 1, 2006.
         10.8.1* Payment Guarantee by Concordia Homes of Nevada, Inc. to the Company dated as of April 25, 2006.
         10.9 Promissory Note payable to Davric Corporation dated October 31, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K dated November 3, 2006.
         31.1* Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2* Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1* Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2* Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.
_________________________


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

AUDIT FEES. The aggregate fees billed by Piercy Bowler Taylor & Kern to the date of this report for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 (nine month transition period) were $32,397 and $22,380 including expenses, respectively. During 2006 and 2005 we also paid $2,058 and $20,029, respectively, in fees to McGladrey & Pullen, LLP as audit fees.

AUDIT-RELATED FEES. There were no other fees billed by the Company's principal accountants during the fiscal year ended September 30, 2006 or the transition period ended September 30, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES. There were no fees billed by the Company's principal accountant during the last two fiscal periods for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed by the Company's principal accountants during the fiscal year ended September 30, 2006 or the transition period ended September 30, 2005 for professional services rendered for other products or services.

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

                                                     ASI TECHNOLOGY CORPORATION

                                                     By:   /s/ JERRY E. POLIS
                                                           ---------------------
                                                           Jerry E. Polis
                                                           President

Date:  December 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name               Position                           Date
         ----               --------                           ----


/s/ JERRY E. POLIS       President                             December 19, 2006
------------------       and Director
    Jerry E. Polis       (principal executive officer)


/s/ ERIC M. POLIS        Secretary, Treasurer and Director     December 19, 2006
-----------------        (principal financial and accounting
    Eric M. Polis         officer)


/s/ DAWAYNE R. JACOBS    Director                              December 19, 2006
---------------------
    Dawayne R. Jacobs

/s/ GERALD L. EHRENS     Director                              December 19, 2006
--------------------
    Gerald L. Ehrens

/s/ RICHARD A. FAIT      Director                              December 19, 2006
-------------------
    Richard A. Fait