Form 10QSB
period 2006-12-31
ASI TECHNOLOGY CORP
filed 2007-02-08
CIK 7951

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

                  For quarterly period ended December 31, 2006
                                             -----------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.02 par value                       8,658,664
      ----------------------------                       ---------
                (Class)                      (Outstanding at January 31, 2007)

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

================================================================================

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets as of December 31, 2006 (unaudited)
          and September 30, 2006                                              3

          Consolidated Statements of Operations for the three months
          ended December 31, 2006 and 2005 (unaudited)                        4

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2006 and 2005 (unaudited)                        5

          Notes to Interim Consolidated Financial Statements (unaudited)      6

  Item 2. Management's Discussion and Analysis or Plan
             of Operation                                                    10

  Item 3. Controls and Procedures                                            14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  14
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        14
  Item 3. Defaults upon Senior Securities                                    14
  Item 4. Submission of Matters to a Vote of Security Holders                14
  Item 5. Other Information                                                  14
  Item 6. Exhibits                                                           15


  SIGNATURES                                                                 15

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

ASI TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                                    2006       September 30,
                                                                 (unaudited)      2006 (a)
-------------------------------------------------------------    -----------    -----------
ASSETS
Current assets
   Cash  and cash equivalents                                    $   618,658    $   285,631
   Accounts receivable, less allowance of $22,842
     for doubtful accounts                                                --             --
   Notes receivable                                                1,470,000      1,785,000
   Accrued interest and other                                         20,035          9,664
                                                                 -----------    -----------

                                                                 $ 2,108,693    $ 2,080,295
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $     8,791    $     5,000
   Accrued expenses                                                   17,500         17,500
                                                                 -----------    -----------
                                                                      26,291         22,500
                                                                 -----------    -----------

Long-term liabilities
   Subordinated notes, net of discount of $70,305
     and $81,495, respectively                                       929,695        918,505
                                                                 -----------    -----------

Stockholders' equity
   Preferred stock, 1,000,000 shares authorized,
     none issued and outstanding
   Common stock, $.02 par value; 10,000,000 shares authorized,
     issued and outstanding 7,018,664 each period                    140,393        140,393
   Additional paid-in capital                                      4,830,688      4,796,709
   Treasury shares at cost, 1,000 shares                                (442)          (442)
   Deficit                                                        (3,817,932)    (3,797,370)
                                                                 -----------    -----------
                                                                   1,152,707      1,139,290
                                                                 -----------    -----------

                                                                 $ 2,108,693    $ 2,080,295
                                                                 ===========    ===========

See notes to interim financial statements.

(a) Derived from the audited financial statements as of September 30, 2006.



ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2006          2005
-------------------------------------------------     -----------    -----------

Interest income:
   Notes receivable                                   $    72,603    $    68,396
   Other                                                      723            700
                                                      -----------    -----------
                                                           73,326         69,096
                                                      -----------    -----------
Expenses:
   Research and development                                 2,165          5,082
   Marketing, general and administrative                   61,261         30,818
   Interest expense                                        30,462         28,690
                                                      -----------    -----------
                                                           93,888         64,590
                                                      -----------    -----------

Net income (loss)                                     $   (20,562)   $     4,506
                                                      ===========    ===========

Basic and diluted income (loss) per common share      $     (0.00)   $      0.00
                                                      ===========    ===========

Weighted average number of common
  shares outstanding                                    7,018,664      7,019,664
                                                      ===========    ===========


See notes to interim financial statements.



ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                  2006           2005
-----------------------------------------------------------    -----------    -----------

OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Net income (loss)                                           $   (20,562)   $     4,506
   Contributed services                                              6,000          6,000
   Stock-based compensation                                         27,979             --
   Non-cash interest                                                11,190         11,190
   Increase (decrease) in working capital components:
     Accrued interest and other                                    (10,371)       (15,458)
     Accounts payable                                                3,791         (7,753)
     Accrued liabilities                                                --          7,094
                                                               -----------    -----------
         Net cash provided by operating activities                  18,027          5,579
                                                               -----------    -----------

INVESTING ACTIVITIES
   Investments in notes receivable                                (485,000)      (985,000)
   Collection of notes receivable                                  800,000             --
                                                               -----------    -----------
         Net cash provided by (used in) investing activities       315,000       (985,000)
                                                               -----------    -----------

FINANCING ACTIVITIES
   Proceeds from related party note                                245,000             --
   Payment on related party note                                  (245,000)            --
                                                               -----------    -----------
         Net cash provided by financing activities                      --             --
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                               333,027       (979,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     285,631      1,263,225
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   618,658    $   283,804
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                    $    19,272    $    14,406
                                                               ===========    ===========

See notes to interim financial statements.


                                       5

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2006


1. OPERATIONS

ASI Technology Corporation ("ASI") is a specialty finance and technology development company that provides financing for real estate development and invests in and develops new technologies. In December 2006, the Company incorporated a wholly-owned subsidiary, ASI Capital Corporation (the "Subsidiary"). ASI plans to conduct its future specialty finance activities through the Subsidiary. The consolidated financial statements include the accounts of ASI and the Subsidiary (collectively the "Company") after elimination of intercompany transactions and accounts. The Company's technology development activity is focused on plasma technology for sterilization and decontamination that was licensed in January 2003.

From 1999 to 2005, the Company was considered a development stage enterprise. The Company's specialty finance business commenced late in fiscal 2005 and the Company emerged from the development stage in 2006.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2006, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2006. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. Such reclassifications had no effect on net income (loss).

Loss per share is presented without considering the effect of common share equivalents because to do so would be anti-dilutive. Common share equivalents were immaterial to the net income per share of $0.00 for the quarter ended December 31, 2005.

3. NOTES RECEIVABLE

The Company's specialty finance activities to date have focused on making loans to a single residential homebuilder to bridge finance projects during the development and permitting phase from land acquisition to the start of construction when traditional construction financing is normally employed.

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31
                                                        2006             2005
                                                     -----------     -----------
               Balance, beginning of period          $ 1,785,000     $   755,000
               Originations                              485,000         985,000
               Principal collected                      (800,000)             --
                                                     -----------     -----------
               Balance, end of period                $ 1,470,000     $ 1,740,000
                                                     ===========     ===========

If the notes receivable become uncollectible and the related collateral and corporate guarantees were determined to be worthless, the Company's loss would equal the carrying value of the notes, less any valuation allowances plus accrued interest receivable. The Company manages credit risk by evaluating the credit worthiness of the borrower prior to loan origination and by perfecting liens on the underlying real estate.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2006


4. SUBORDINATED NOTES AND WARRANTS

The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, with interest payable quarterly. In connection with warrants issued with the Subordinated Notes, the Company is amortizing debt discount of $128,300 as additional non-cash interest over the Subordinated Note term. Unamortized note discount at December 31, 2006, was $70,305, and non-cash interest amortized for the three month periods ended December 31, 2006 and 2005 was $11,190 each period.

5. STOCK-BASED COMPENSATION

The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company granted options on 115,000 shares in December 2006 (10,000 shares to consultants and 105,000 to directors and employees). At December 31, 2006, there were options outstanding for 285,000 common shares exercisable at prices ranging from $0.35 to $0.45 per share through 2011. All outstanding options are vested and exercisable.

The Company adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, (SFAS
123R) effective October 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income or loss. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no awards with market or performance conditions. Options granted to consultants are accounted for pursuant to EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. Prior to October 1, 2006, the Company followed the Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations for employee stock compensation. The effect of adopting SFAS 123R on the quarter ended December 31, 2006 was to increase the net loss by $25,546 ($nil per share).

The Company had no unvested stock options at September 30, 2006, for prospective transition at the time of adopting SFAS 123R.

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and are maybe exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. Under the provisions of SFAS 123R the Company recorded $27,979 of stock compensation expense in its unaudited Statement of Operations for the three months ended December 31, 2006. The weighted-average estimated fair value of the 115,000 options granted during the three months ended December 31, 2006 to employees and consultants was $0.24 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

                                                                   Three
                                                                Months Ended
                                                              December 31, 2006
--------------------------------------------------------------------------------
         Volatility                                                131.0%
         Risk-free interest rate                                     3.9%
         Dividend yield                                              0.0%
         Expected life in years                                      5.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is not relevant as options were fully vested at grant.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2006


Since the Company has an unrecognized net operating loss carryforward as of December 31, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three months ended December 31, 2006. No options were exercised during the three months ended December 31, 2006.

As of December 31, 2006, total estimated compensation cost of options granted but not yet vested was nil as all options had vested. SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. For the three month period ended December 31, 2005, the Company had no stock-based employee compensation (under the intrinsic value method), which would have been the same effect had the fair value recognition provisions of SFAS 123 been applied.

6. RELATED PARTY TRANSACTIONS

The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $3,000 for each of the three-month periods ended December 31, 2006 and 2005.

On October 31, 2006, the Company received $245,000 subject to a Promissory Note payable to a company controlled by the Company's President. This Promissory Note was repaid in full in December 2006. The Promissory Note bore monthly interest at 6% per annum and was due on or before October 31, 2007. The proceeds of the note were used to partially fund a $485,000 note receivable origination.

During the three-month periods ended December 31, 2006 and, 2005, the Company incurred interest expense of $10,697 and $8,925, respectively, related to short-term loans with officers and directors.

During the three-month periods ended December 31, 2006 and 2005, officers contributed services to the Company without compensation. The fair value of these services have been estimated at $6,000 for each period, expensed and treated as a capital contribution.

See note 9 for additional related party information.

7. INCOME TAXES

At December 31, 2006, a valuation allowance has been effectively provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $367,000 and expire between 2021 and 2025, and possibly may be subject to limitations under the Internal Revenue Code, as amended.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2006


8. SEGMENT REPORTING

The Company has two reportable segments, specialty finance and technology development. The Company does not allocate marketing, general and administrative costs between segments. Although the segments became separately managed only in late fiscal 2006, the Company has segmented historical operations for the periods presented.

                                                                     UNALLOCATED
                                         SPECIALTY      TECHNOLOGY   EXPENSES AND
                                          FINANCE      DEVELOPMENT   OTHER ASSETS      TOTAL
Three months ended December 31, 2006
------------------------------------
Interest income                         $    72,603   $        --    $       723    $    73,326
Research and development                         --         2,165             --          2,165
Marketing, general and administrative            --            --         61,261         61,261
Interest expense                             30,462            --             --         30,462
Net income (loss)                       $    42,141   $    (2,165)   $   (60,538)   $   (20,562)
Assets                                  $ 1,487,456   $        --    $   618,658    $ 2,106,114

                                                                     UNALLOCATED
                                         SPECIALTY      TECHNOLOGY   EXPENSES AND
                                          FINANCE      DEVELOPMENT   OTHER ASSETS      TOTAL
Three months ended December 31, 2005
------------------------------------
Interest income                         $    68,396   $        --    $       700    $    69,096
Research and development                         --         5,082             --          5,082
Marketing, general and administrative            --            --         30,818         30,818
Interest expense                             28,690            --             --         28,690
Net income (loss)                       $    39,706   $    (5,082)   $   (30,118)   $     4,506
Assets                                  $ 1,761,750   $        --    $   283,804    $ 2,045,554

9.  SUBSEQUENT EVENT

On January 26, 2007, we sold 1,640,000 shares of our common stock for cash at $0.45 per share for gross proceeds of $738,000. Two directors purchased 220,000 of these shares for $99,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We are a specialty finance and technology development company that provides financing for real estate development and invests in and develops new technologies. During fiscal 2006, we committed additional financial resources to our specialty finance activities. In December 2006, we incorporated a wholly-owned subsidiary, ASI Capital Corporation. Our plans are to conduct future specialty finance activities through this subsidiary. Our technology development activity is focused on plasma technology for sterilization and decontamination that we licensed in January 2003.

From 1999 to 2005, we were considered a development stage enterprise. Our specialty finance business commenced late in fiscal 2005 and provides recurring monthly revenues. We emerged from the development stage in fiscal 2006. Management has determined that our specialty finance operation is a separate component. Accordingly, we have two reportable segments, specialty finance and technology development.

In August and September 2005, we obtained $2,000,000 of new capital from the sale of subordinated notes, common stock and warrants. This capital has been employed in our specialty finance business segment.

OVERALL PERFORMANCE

Our plan for the balance of fiscal 2007 is to operate our specialty finance business and develop our licensed sterilization and decontamination technology.

In September 2006, we made an application for a Nevada Mortgage Banking license and a Nevada Mortgage Broker license to allow us to expand the nature of our specialty finance business as it relates to real estate loans. We were notified in November 2006 of the conditional approval of our license applications subject to completion of certain conditional items including state business license documentation. We expect to complete the licensing process by during the second quarter of fiscal 2007. We may seek additional debt or equity capital to expand our specialty finance business. During the first three months of fiscal 2007, we incurred $61,261 of operating expenses related to our business. This included $33,979 of non-cash compensation related costs and $19,437 of legal, audit and shareholder costs primarily associated with being a public company.

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

     CONCENTRATION OF CREDIT RISK - Our notes receivable are solely comprised of notes advanced to entities controlled by one residential homebuilder. Based on an evaluation of the customers credit worthiness and the value of the underlying collateral, management believes that the notes are collectible and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentration with one party, non-payment of interest or a default on a note would have a material adverse impact on operations.

     RESEARCH AND DEVELOPMENT COSTS - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

     STOCK-BASED COMPENSATION COSTS - We adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") effective October 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income or loss. Options granted to consultants are accounted for pursuant to EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

     SFAS 123R replaces FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123) and supersedes Accounting Principles Board Opinion 25. SFAS 123(R) is based on the underlying accounting principle that compensation cost resulting from share-based payment transactions be recognized in financial statements at fair value. In summary SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide requisite service in exchange for the award (usually over the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service, i.e. forfeitures are adjusted to actual.

     The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     Excess tax benefits, as defined by SFAS 123R, which were not significant, are recognized as an addition to paid-in capital. Cash retained as a result of any excess tax benefits is presented in the consolidated statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

     Under the transition provisions of SFAS 123R, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We had no unvested stock options at September 30, 2006 for prospective transition after adopting SFAS 123R. Total compensation cost for our share-based payments recognized for the three months ended December 31, 2006 was $27,979 and at December 31, 2006 we had no unrecognized compensation cost related to unvested awards to be recognized in future periods.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Additional information on our most critical accounting policies is described in our annual report on Form 10-KSB for the year ended September 30, 2006.

SEGMENT REPORTING

We have two reportable segments, specialty finance and technology development. We do not allocate marketing, general and administrative costs between segments. Although the segments became separately managed in late fiscal 2006, we have segmented historical operations for the periods presented.

RESULTS OF OPERATIONS

Revenues
--------
Revenues for the three months ended December 31, 2006 were $73,326 compared to $69,096 for the three months ended December 31, 2005. Interest income from notes was $72,603 in the first three months of fiscal 2007 compared to $68,396 in the comparable period of fiscal 2006. At December 31, 2006, we had $1,470,000 of notes receivable earning interest at 15% per annum compared to $1,740,000 at December 31, 2005. Interest income is dependent upon average balances outstanding from time to time.

Other income in the first three months of fiscal 2007 was $723 consisting primarily of earnings from corporate cash balances not employed in the specialty finance business. We earned $700 of comparable interest in the first three months of fiscal 2006. We had no technology development revenues in either period. There can be no assurance of future revenues from our technology investment activity.

Expenses
--------
We incurred $2,165 of research and development costs in the first three months of fiscal 2007 consisting of consulting and protoype costs related to our plasma sterilizer technology. Research and development costs for the three months ended December 31, 2005 totaled $5,082 of comparable costs related to our plasma sterilizer technology.

Research and development costs vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

Marketing, general and administrative costs were $61,261 for the first three months of fiscal 2007 compared to $30,818 in the first three months of fiscal 2006. We incurred $27,979 of non-cash stock-based compensation expense during the quarter ended December 31, 2006 for options granted to officers, directors and consultants and $6,000 for non-cash contributed services. No comparable option expense was incurred in the prior comparable period. Marketing, general and administrative costs will vary each period depending on the level of legal and auditing costs and elections regarding the use of personnel, consultants and travel.

Interest expense was $30,462 in the first three months of fiscal 2007, all of which was related to specialty finance activities. This amount included $11,190 of non-cash interest for the amortization of the value of warrants issued in 2005 in connection with our subordinated notes. Interest expense for the comparable period of fiscal 2006 was $28,690 including $11,190 of non-cash interest.

Net Loss
--------
We had a net loss of $20,562 for the first three months of fiscal 2007 compared to net income of $4,506 for the comparable three months of fiscal 2006. The net loss in the most recent period was due to the $33,979 in non-cash compensation resulting from options issued during the quarter and the adoption of SFAS 123R in the current year. Our specialty finance segment produced a net gain before any tax effect and before allocation of marketing, general and administrative expenses of $42,141 in the first three months of fiscal 2007 comparable to the $39,706 reported for the comparable prior period of fiscal 2006.

We anticipate we may incur future net losses as long as we invest in our technology business and until we successfully expand our financing business to a scale to support our overhead. The level of future losses will be dependent on our expenses and future revenues, and elections made regarding research and development, marketing and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents of $618,658 compared to $285,631 at September 30, 2006. Net cash provided by operating activities was $18,027 during the first three months of fiscal 2007, consisting primarily of a $20,562 loss reduced by $6,000 of non-cash contributed services, $11,190 of non-cash interest and $27,979 of non-cash stock-based compensation expense. The positive cash generated from operating activities of $18,027 in the first three months of fiscal 2007 was an improvement over the $5,579 of cash generated by operating activities in the comparable three months of fiscal 2006.

Our principal source of liquidity at December 31, 2006 consisted of cash and cash equivalents of $618,658. Subsequent to December 31, 2006 we obtained gross proceeds of $738,000 from the sale of common stock to supplement our working capital. We also have notes receivable of $1,470,000 due within twelve months. We have no other unused sources of liquidity at this time.

During the first three months of fiscal 2007, we decreased our investment in notes receivable by a net $315,000 to $1,470,000 at December 31, 2006. We have no outstanding commitments for additional investments or capital expenditures but expect to make additional loans from time to time. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. Our current notes receivable are expected to produce quarterly income of approximately $55,000. A default on the interest or principal due us would have a material adverse impact on our operations, liquidity and cash flow.

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

Management has flexibility to adjust the level of research and marketing expenditures based on the availability of resources. Our business, expansion or contraction thereof, is subject to many factors, some outside our control or that we are unable to anticipate. Business opportunities may arise or we may elect to increase our investments in notes receivable or in research and development or marketing on our existing technologies or new technologies. We may also consider business acquisitions or mergers although we have no commitments as of the date of this report. We may also seek additional equity or debt capital to grow our specialty finance business. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate.

We believe that any required funding will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. Potential sources of funds include debt financing or additional equity offerings. Any equity issuances could be dilutive to existing shareholders and such dilution could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company's fiscal 2007. The Company does not expect SAB No. 108 will have an effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

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

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-KSB for the year ended September 30, 2006. There has been no material changes in the risk factors previously disclosed in such Form 10-KSB.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 12, 2006 the Company granted options under its 2000 Equity Incentive Plan exercisable into 115,000 shares of common stock at an exercise price of $0.45 per share until December 11, 2011. These options were issued to nine persons including the Company's five directors. Mr. Jerry E. Polis and Mr. Eric
M. Polis were granted options on 20,000 shares eash as officers and directors and the three independent directors (Mr. Ehrens, Mr. Jacobs and Mr. Fait) each received option grants on 10,000 shares. The options vested upon grant and both the options and underlying shares are restricted securities and have not been registered and any issuances of the underlying shares will bear a legend unless registered prior to exercise.

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

                                          ASI Technology Corporation


Date: February 8, 2007               By:  /s/ ERIC M. POLIS
                                          --------------------------------------
                                          Eric M. Polis
                                          Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)