Form 10QSB
period 2007-03-31
ASI TECHNOLOGY CORP
filed 2007-05-10
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2007
                                               --------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 Par Value                     15,907,552
    ----------------------------                     ----------
             (Class)                       (Outstanding at April 30, 2007)

Transitional Small Business Disclosure Format (check one):  YES ___ NO _X_

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Consolidated Balance Sheets as of March 31, 2007
                 (unaudited) and September 30, 2006                            3

                Consolidated Statements of Operations for the
                 three and six months ended March 31, 2007 and 2006
                 (unaudited)                                                   4

                Consolidated Statements of Comprehensive Loss and
                 Stockholders' Equity for the six months ended
                 March 31, 2007 and 2006                                       5

                Consolidated Statements of Cash Flows for the three
                 and six months ended March 31, 2007 and 2006
                 (unaudited)                                                   6

                Notes to Interim Consolidated Financial Statements
                 (unaudited)                                                   7

        Item 2. Management's Discussion and Analysis or Plan of
                Operation                                                     11

        Item 3. Controls and Procedures                                       15

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             16

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   16

        Item 3. Defaults upon Senior Securities                               16

        Item 4. Submission of Matters to a Vote of Security Holders           16

        Item 5. Other Information                                             16

        Item 6. Exhibits                                                      16

        SIGNATURES                                                            17


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

ASI TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,
                                                                      2007           September 30,
                                                                   (unaudited)          2006 (a)
--------------------------------------------------------------  -----------------  -----------------
ASSETS
  Cash  and cash equivalents                                    $      3,423,455   $        285,631
  Investment securities                                                   17,612                  -
  Notes receivable, net                                                2,894,258          1,785,000
  Interest receivable                                                     17,141              9,664
  Premises and equipment, net                                              9,571                  -
  Other                                                                    1,964                  -
                                                                -----------------  -----------------

                                                                $      6,364,001   $      2,080,295
                                                                =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Shareholder notes and accrued interest payable                $        251,110   $              -
  Subordinated notes and accrued interest, net of
    discount of $59,358 and $81,495, respectively                        958,142            936,005
  Accounts payable                                                        18,309              5,000
                                                                -----------------  -----------------
                                                                       1,227,561            941,005
                                                                -----------------  -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized,
    none issued and outstanding
  Common stock, $.02 par value; 30,000,000 shares
    authorized, 15,907,552 and 7,018,664 issued and
    outstanding, respectively                                            318,171            140,393
  Additional paid-in capital                                           8,652,532          4,796,709
  Treasury shares at cost, 1,000 shares                                     (442)              (442)
  Deficit                                                             (3,836,433)        (3,797,370)
  Accumulated other comprehensive income                                   2,612                  -
                                                                -----------------  -----------------
                                                                       5,136,440          1,139,290
                                                                -----------------  -----------------

                                                                $      6,364,001   $      2,080,295
                                                                =================  =================


See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2006.


ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         MARCH 31,                            MARCH 31,
                                                    2007              2006                2007              2006
                                              ----------------  ----------------    ----------------  ----------------

Income:
  Interest and fees on notes                  $        61,059   $        58,334     $       133,662   $       126,730
  Other interest                                       19,308             2,288              20,031             2,988
  Broker and related fees                               1,950                                 1,950
                                              ----------------  ----------------    ----------------  ----------------
                                                       82,317            60,622             155,643           129,718
                                              ----------------  ----------------    ----------------  ----------------
Expenses:
  Interest expense                                     29,557            28,447              60,019            57,137
  Research and development                              1,300            24,829               3,465            29,911
  Marketing, general and administrative                69,961            43,914             131,222            74,732
                                              ----------------  ----------------    ----------------  ----------------
                                                      100,818            97,190             194,706           161,780
                                              ----------------  ----------------    ----------------  ----------------

Net loss                                      $       (18,501)  $       (36,568)    $       (39,063)  $       (32,062)
                                              ================  ================    ================  ================

Basic loss per common share                   $         (0.00)  $         (0.01)    $         (0.00)  $         (0.00)
                                              ================  ================    ================  ================

Weighted average number of common
  shares outstanding                                9,209,306         7,019,664           8,101,948         7,019,664
                                              ================  ================    ================  ================


See notes to interim consolidated financial statements.


ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2007


                                                                                                          Accumulated
                               Compre-          Common Stock         Additional                              Other
                               hensive   --------------------------   Paid-In    Treasury   Accumulated  Comprehensive
                                Loss        Shares       Dollars      Capital     Shares      Deficit       Income         Total
                              ---------- ------------ ------------- ----------- ---------- ------------- ------------- -------------
BALANCES, OCTOBER 1, 2006                  7,018,664  $    140,393  $4,796,709  $    (442) $ (3,797,370) $          -  $  1,139,290

  Contributed services                             -             -      12,000          -             -                      12,000

  Stock-based compensation                                              27,979                                               27,979

  Sale of stock at $.45 per
    share (net of offering
    costs of $6,378)                       8,888,888       177,778   3,815,844                                            3,993,622

Comprehensive loss:
  Net loss                    $ (39,063)           -             -           -                  (39,063)                    (39,063)
  Change in fair value of
    investment securities         2,612                                                                         2,612         2,612
                              ----------
  Total comprehensive loss
    for the period            $ (36,451)
                              ==========
                                         ------------ ------------- ----------- ---------- ------------- ------------- -------------
BALANCES, MARCH 31, 2007                  15,907,552  $    318,171  $8,652,532  $    (442) $ (3,836,433) $      2,612  $  5,136,440
                                         ============ ============= =========== ========== ============= ============= =============

BALANCES, OCTOBER 1, 2005                  7,019,664  $    140,393  $4,766,051  $       -  $ (3,783,403) $          -  $  1,123,041

  Contributed services                             -             -      12,000          -             -             -        12,000

  Stock-based compensation                         -             -       6,658          -             -             -         6,658

  Net loss and comprehensive
    loss                      $ (32,062)           -             -           -          -       (32,062)            -       (32,062)
                                         ------------ ------------- ----------- ---------- ------------- ------------- -------------
BALANCES, MARCH 31, 2006                   7,019,664  $    140,393  $4,784,709  $       -  $ (3,815,465) $          -  $  1,109,637
                                         ============ ============= =========== ========== ============= ============= =============


See notes to interim consolidated financial statements.


ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2007          2006
                                                      ------------  ------------

OPERATING ACTIVITIES
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Net loss                                          $   (39,063)  $   (32,062)
    Amortization of loan fees                              (4,608)            -
    Contributed services                                   12,000        12,000
    Stock-based compensation                               27,979         6,658
    Non-cash interest expense                              23,247        13,595
    Non-cash interest income                               (7,477)            -
    Other assets                                           (1,964)            -
    Accounts payable                                       13,309        14,388
                                                      ------------  ------------
      Net cash provided by operating activities            23,423        14,579
                                                      ------------  ------------

INVESTING ACTIVITIES
  Purchase of equipment and improvements                   (9,571)            -
  Loans made                                           (1,360,850)     (985,000)
  Note purchased from related party                      (725,800)            -
  Collection from borrowers                               967,000             -
                                                      ------------  ------------
      Net cash used in investing activities            (1,129,221)     (985,000)
                                                      ------------  ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                    4,000,000             -
  Offering costs paid                                      (6,378)            -
  Proceeds from shareholder notes                         250,000             -
  Proceeds from related party borrowings                  245,000             -
  Payments of borrowings from related party              (245,000)            -
                                                      ------------  ------------
      Net cash provided by financing activities         4,243,622             -
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                    3,137,824      (970,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            285,631     1,263,225
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 3,423,455   $   292,804
                                                      ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest            $    36,772   $    31,906
  Loan origination fee received in investment
    securities                                        $    15,000   $         -


See notes to interim consolidated financial statements.

                                        6

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007

1. OPERATIONS
ASI Technology Corporation ("ASI") is a specialty finance and investment company. In December 2006, the Company incorporated a wholly-owned subsidiary, ASI Capital Corporation (the "Subsidiary"). The consolidated financial statements include the accounts of ASI and the Subsidiary (collectively the "Company") after elimination of intercompany transactions and accounts. The Company's specialty lending activities include commercial, residential and venture capital loans. The Company's investment and limited other activity (Note
9) has been focused on plasma technology for sterilization and decontamination licensed in January 2003.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2007, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2006.

Loss per share is presented without considering the effect of common share equivalents because to do so would be anti-dilutive. Common share equivalents were immaterial to the net loss per share of $(0.00) for the periods ended March 31, 2007 and 2006.

3. RECLASSIFICATION
As substantially all of the Company's assets are being applied to its specialty finance business, the accompanying consolidated balance sheets are presented on an unclassified basis which is customary in the specialty finance industry. The consolidated balance sheet at Sepember 30, 2006, was previously reported on a classified basis with all assets classified as current assets and $918,505 of liabilities reported as long-term. Certain other minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. Such reclassifications had no effect on net loss.

4. NOTES RECEIVABLE
Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. All notes are current in their payment status. The Company reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, or Statement of Accounting Standards (SFAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The Company has no loan loss allowance as of the dates presented.

Interest income from notes receivable is recognized using the interest method whereby interest income is recognized using the effective rate and the outstanding principal balance. Loan origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method.

Under the provisions of SFAS Nos. 114 and 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES, a note is considered impaired if it is probable that the holder will not collect all principal and interest payments according to the note's contracted terms. No notes have been considered impaired for the periods presented. If notes receivable become uncollectible and the related collateral and corporate guarantees were determined to be worthless, the Company's loss would equal the carrying value of the notes, less any valuation allowances plus accrued interest receivable. The Company manages credit risk by evaluating the credit worthiness of the borrower prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007


The following table summarizes finance activity related to notes receivable for the periods presented:

                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2007          2006
                                                      ------------  ------------
        Balance, beginning of period                  $ 1,785,000   $   755,000
        Originations                                    1,364,600       985,000
        Note purchased from related party                 760,000             -
        Deferred finance charges, net                     (48,342)            -
        Principal collected                              (967,000)            -
                                                      ------------  ------------
        Balance, end of period                        $ 2,894,258   $ 1,740,000
                                                      ============  ============

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, with interest payable quarterly. In connection with warrants issued with the Subordinated Notes, the Company is amortizing debt discount of $128,300 as additional non-cash interest expense over the Subordinated Note term. Unamortized note discount at March 31, 2007, was $59,358, and non-cash interest amortized for the six month periods ended March 31, 2007 and 2006, was $22,137 each period.

6. STOCK-BASED COMPENSATION
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company granted options on 115,000 shares in December 2006 (10,000 shares to consultants and 105,000 to directors and employees). At March 31, 2007, there were options outstanding for 285,000 common shares exercisable at prices ranging from $0.35 to $0.45 per share through 2011. All outstanding options are vested and exercisable.

The Company adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, (SFAS
123R) effective October 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income or loss. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no awards with market or performance conditions. Options granted to consultants are accounted for pursuant to EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. Prior to October 1, 2006, the Company followed the Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations for employee stock compensation. The effect of adopting SFAS 123R on the three and six months ended March 31, 2007 was to increase the net loss by $-0- and $25,546 ($nil per share), respectively.

The Company had no unvested stock options at September 30, 2006, for prospective transition at the time of adopting SFAS 123R.

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and are maybe exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. Under the provisions of SFAS 123R the Company recorded $27,979 of stock compensation expense in its unaudited Consolidated Statement of Operations for the six months ended March 31, 2007, all in the first quarter ended December 31, 2006. No options were granted during the three months ended March 31, 2007. The weighted-average estimated fair value of the 115,000 options granted during the six months ended March 31, 2007 to employees and consultants was $0.24 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007


                                                     SIX
                                                 MONTHS ENDED
                                                MARCH 31, 2007
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

Since the Company has an unrecognized net operating loss carryforward as of March 31, 2007 (Note 8), no excess tax benefit for the tax deductions related to stock-based awards was recognized for the six months ended March 31, 2007. No options were exercised during the six months ended March 31, 2007.

As of March 31, 2007, total estimated compensation cost of options granted but not yet vested was nil as all options had vested. SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. For the three and six month periods ended March 31, 2006, the Company recorded $6,658 of stock-based employee compensation under the intrinsic value method. The net loss for the both the three and six months ended March 31, 2006 would have increased by $23,303 had the fair value recognition provisions of SFAS 123 been applied ($nil per share).

7. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $6,000 for each of the six month periods ended March 31, 2007 and 2006. Also effective March 31, 2007 the Company reimbursed such company $32,397 for direct out-of-pocket costs associated with the formation and startup of the specialty finance Subsidiary. During the same period the Company received a broker loan referral fee of $1,950 from such company for referring a loan not meeting its credit standards.

On October 31, 2006, the Company received $245,000 subject to a Promissory Note payable to a company owned by the its President and Chairman. The Promissory Note bore monthly interest at 6% per annum and was due on or before October 31, 2007. The proceeds of the note were used to partially fund a $485,000 note receivable origination. This Promissory Note was repaid in full in December 2006.

During the six-month periods ended March 31, 2007, and, 2006, the Company incurred interest expense of $17,850 and $17,238, respectively, related to subordinated notes (Note 5) held by officers and directors.

During the quarter ended March 31, 2007, the Company sold 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other shareholders, each owning more than 5% of the Company's common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $45,000.

On March 23, 2007, the Company issued two promissory notes for $125,000 each for aggregate cash of $250,000 with the proceeds applied towards a venture capital loan totaling $750,000. These two notes payable were issued to two shareholders one, that at the time of purchase, was the beneficial owner of more than 5% of the Company's common stock. The notes bear interest at 18% per annum and are due September 23, 2007.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007


Effective on March 28, 2007, the Subsidiary purchased a 15% Note Secured by Deed of Trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The note was purchased from a company owned by its President and Chairman. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated rate of 15% per annum and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007 when monthly interest payments commence at the rate of 15% per annum. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006 to the purchase date of March 28, 2007.

During the six-month periods ended March 31, 2007 and 2006, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $12,000 for each period, expensed and treated as a capital contribution.

8. INCOME TAXES
At March 31, 2007, a valuation allowance has been effectively provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized. The net operating loss carryforwards aggregate approximately $367,000 and expire between 2021 and 2025, and possibly may be subject to limitations under the Internal Revenue Code, as amended.

9. SEGMENT REPORTING
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate marketing, general and administrative costs between segments. Substantially all assets are employed in the specialty finance segment. Although the segments became separately managed only in late fiscal 2006, the Company has segmented historical operations for the periods presented.

                                                SPECIALTY       TECHNOLOGY
                                                 FINANCE        DEVELOPMENT          TOTAL
        THREE MONTHS ENDED MARCH 31, 2007
        Interest and fee income                $    82,317      $         -       $    82,317
        Interest expense                           (29,557)               -           (29,557)
        Research and development                         -           (1,300)           (1,300)
        Segment profit (loss), pre tax         $    52,760      $    (1,300)      $    51,460

        SIX MONTHS ENDED MARCH 31, 2007
        Interest and fee income                $   155,643      $         -       $   155,643
        Interest expense                           (60,019)                           (60,019)
        Research and development                         -           (3,465)           (3,465)
        Segment profit (loss), pre tax         $    95,624      $    (3,465)      $    92,159
        Assets                                 $ 6,364,001      $         -       $ 6,364,001


                                                SPECIALTY       TECHNOLOGY
                                                 FINANCE        DEVELOPMENT          TOTAL
        THREE MONTHS ENDED MARCH 31, 2006
        Interest and fee income                $    60,622      $         -       $    60,622
        Interest expense                           (28,447)               -           (28,447)
        Research and development                         -          (24,829)          (24,829)
        Segment profit (loss), pre tax         $    32,175      $   (24,829)      $     7,346

        SIX MONTHS ENDED MARCH 31, 2006
        Interest and fee income                $   129,718      $         -       $   129,718
        Interest expense                           (57,137)                           (57,137)
        Research and development                         -          (29,911)          (29,911)
        Segment profit (loss), pre tax         $    72,581      $   (29,911)      $    42,670
        Assets                                 $ 2,108,693      $         -       $ 2,108,693

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. During fiscal 2006, we committed additional financial resources to our specialty finance activities. In December 2006, we incorporated a wholly-owned subsidiary, ASI Capital Corporation ("Subsidiary"). Our plans are to conduct future specialty finance activities through this subsidiary. During the quarter ended March 31, 2007 we completed the sale of $4 million of common stock to expand our specialty finance business. Our investment and limited other activity has been focused on plasma technology for sterilization and decontamination that we licensed in January 2003.

OVERALL PERFORMANCE
In September 2006, we made an application for a Nevada Mortgage Banking license and a Nevada Mortgage Broker license to allow us to expand the nature of our specialty finance business as it relates to real estate loans. We were granted both licenses in February 2007. We incurred and expensed $30,042 of start-up costs related to the development, formation, licensing and start-up operations of our Subsidiary during the six months ended March 31, 2007.

In March 2007, we appointed banking veteran John Blackmon as president of ASI Capital Corporation to be responsible for its lending activities. Mr. Blackmon advised the Company on the formation and licensing of the Subsidiary. Mr. Blackmon has more than 25 years of executive level banking and lending experience.

Our plan for the balance of fiscal 2007 is to operate and grow our specialty finance business. We intend to lend our recent $4 million increase in capital to generate income. Our operating income depends largely upon net interest income, which is the difference between interest income from notes and investments and interest expense on notes payable. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors many beyond our control.

During the first six months of fiscal 2007, our specialty finance segment generated $95,624 of segment profit and our technology development activities resulted in a $3,465 segment loss. We incurred $131,222 of marketing, general and administrative expense related to our business resulting in a net loss of $39,063 for the six months ended March 31, 2007. Expenses included $39,979 of non-cash compensation related costs, $22,137 of non-cash interest expense, $30,042 of start-up costs for our new Subsidiary and $39,460 of legal, audit and shareholder costs primarily associated with being a public company. Our operating activities generated net cash of $23,423 for the six months ended March 31, 2007.

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

      REVENUE RECOGNITION - Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Interest income from notes receivable is recognized using the interest method whereby interest income is recognized based upon the effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note become past due or if we otherwise do not expect the debtor to be able to service its debt, we will cease recognizing income until and unless paid.

      NOTES RECEIVABLE AND ALLOWANCE FOR LOSSES - Notes receivable are stated as the unpaid principal balance net of any deferred fees less any allowance for any loan losses. All notes are current in their payment status. We review the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, or SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. We have no loan loss reserve for the periods presented.

      Under the provisions of SFAS Nos. 114 and 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES, a note is considered impaired if it is probable that the company will not collect all principal and interest payments according to the note's contracted terms. No notes have been considered impaired for the periods presented. If notes receivable become uncollectible and the related collateral and corporate guarantees were determined to be worthless, our loss would equal the carrying value of the notes, less any valuation allowances plus accrued interest receivable. We manage credit risk by evaluating the credit worthiness of the borrower prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate.

      CONCENTRATION OF CREDIT RISK - Our notes receivable are limited to a small number of borrowers. Based on an evaluation of the customers credit worthiness and the value of the underlying collateral, management believes that the notes are collectible and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentration with a few parties, non-payment of interest or a default on any note or by any borrower would have a material adverse impact on operations.

      RESEARCH AND DEVELOPMENT COSTS - These costs are expensed as incurred and consist primarily of personnel costs, subcontractor fees and patent costs.

      STOCK-BASED COMPENSATION COSTS - We adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") effective October 1, 2006. Options granted to consultants are accounted for pursuant to EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The effect of adopting SFAS 123R on the six months ended March 31, 2007 was to increase the net loss by $25,546 ($nil per share). Total compensation cost for our share-based payments recognized for the six months ended March 31, 2007 was $27,979 and at March 31, 2007 we had no unrecognized compensation cost related to unvested awards to be recognized in future periods.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND SEPTEMBER 30, 2006

ASSETS
Total assets increased $4,283,706 from $2,080,295 at September 30, 2006 to $6,364,001 at March 31, 2007. The size of our net note portfolio increased $1,109,258 from $1,785,000 to $2,894,258 at March 31, 2007. The increase in assets and notes was primarily the result of our raising $4 million in new equity during the period. Cash increased from $285,631 to $3,243,455 at March 31, 2007 as we have yet to employ new capital in operations. See "Liquidity and Capital Resources."

LIABILITIES
Total liabilities increased $286,556 from $941,005 at September 30, 2006 to $1,227,561 at March 31, 2007. The increase was due primarily due to borrowing $250,000 pursuant to shareholder notes.

EQUITY
Stockholders' equity increased $3,997,150 from $1,139,290 at September 30, 2006 to $5,136,440 at March 31, 2007. The increase was primarily the result of our raising $4 million in new equity during the period.

NOTES RECEIVABLE
At March 31, 2007 we had five notes outstanding with aggregate stated principal of $2,942,600 compared to two notes with aggregate stated principal of $1,785,000 at September 30, 2006. We have no past due loans.

We made two direct loans during the period and purchased one note from a related party. Effective on March 28, 2007 we purchased a 15% Note Secured by Deed of Trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006 and a due date of December 28, 2007. The note was purchased from a company owned by our President and Chairman. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated rate of 15% per annum and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007 when monthly interest payments commence at the rate of 15% per annum. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006 to the purchase date of March 28, 2007.

SEGMENT REPORTING
We have two reportable segments, specialty finance and technology development. We do not allocate marketing, general and administrative costs between segments. Substantially all assets are employed in the specialty finance segment. Although the segments became separately managed in late fiscal 2006, we have segmented historical operations for the periods presented.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
2006

INCOME. Interest and fee income from notes was $61,059 for the three months ended March 31, 2007, compared to $58,334 for the comparable period in 2006. At March 31, 2007, we had $2,942,600 principal balance of notes receivable earning interest compared to $1,740,000 at March 31, 2006. We only recently began increasing loan originations upon the completion of our $4 million equity placement and expect interest and fee income to increase in future quarters. Interest and fee income from notes is dependent upon average balances and interest rates outstanding from time to time as the average yield on notes is currently in excess of 15% compared to an average yield of 4%-5% on cash and cash equivalents.

Other investment interest income for the three months ended March 31, 2007 was $19,308 consisting primarily of earnings from cash balances not currently employed in the specialty finance business. We earned $2,288 of comparable interest for the comparable period in 2006. Other interest income may decline as we place funds in our specialty finance lending operation.

We recognized $1,950 as a broker fee during the quarter ended March 31, 2007 for placing a loan with a company owned by our President and Chairman. We have no contingent obligation related to this referral. We had no technology development revenues in either period. There can be no assurance of future revenues from our technology investment activity.

INTEREST EXPENSE. Interest expense was $29,557 for the three months ended March 31, 2007 compared to $28,447 for the comparable period in 2006. This interest related primarily to interest on our $1,000,000 of 7% subordinated notes and included $10,947 each period for non-cash interest for the amortization of the value of warrants issued in 2005 in connection with the notes. We expect interest expense to increase in the third fiscal quarter as we obtained $250,000 of new debt at 18% in late March 2007 used to partially fund a note receivable for $750,000. See the six month discussion below for information on interest paid to related parties.

RESEARCH AND DEVELOPMENT. We incurred $1,300 of research and development costs during the three months ended March 31, 2007 consisting of patent costs related to our technology. Research and development costs for the three months ended March 31, 2006 totaled $24,829 including $18,500 of research grant costs, $3,329 of stock-based compensation and $3,000 of contributed services.

Research and development expenses vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative costs were $69,961 for the three months ended March 31, 2007 compared to $43,914 for the comparable three months of 2006. The increase resulted primarily from $30,042 of start-up costs related to the development, formation, licensing and start-up operations of our specialty finance subsidiary during the most recent quarter. We incurred $6,000 for non-cash contributed services of our executive officers during each quarter. Other major costs incurred in the most recent quarter was $21,223 of legal, audit and shareholder costs primarily associated with being a public company.

While we expect a reduction in marketing, general and administrative costs as a result of no continuing subsidiary start-up costs, we anticipate increased costs from the recent addition of one executive and one non-executive employee to run our new Subsidiary and grow the specialty finance business.

We may incur future net losses until we expand our financing business to a scale to support our overhead and dependent upon levels of research and development expenditures. The level of future losses will be dependent on our expenses and future revenues, and elections made regarding research and development, marketing and administrative costs.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

INCOME. Interest and fee income from notes was $133,662 for the six months ended March 31, 2007 compared to $126,730 for the comparable period in 2006.

Other investment interest income for the six months ended March 31, 2007 was $20,031 consisting primarily of earnings from cash balances not currently employed in the specialty finance business. We earned $2,988 of comparable interest for the same period in 2006. Other interest income may decline as we place funds in our specialty finance lending operation.

We recognized $1,950 as a broker fee during the six months ended March 31, 2007. We had no technology development revenues in either period.

INTEREST EXPENSE. Interest expense was $60,019 for the six months ended March 31, 2007 compared to $57,137 for the comparable period in 2006. This interest related primarily to interest on our $1,000,000 of 7% subordinated notes and included $22,137 each period for non-cash interest for the amortization of the value of warrants issued in 2005 in connection with the notes.

During the six-month periods ended March 31, 2007 and, 2006, we incurred interest expense of $17,850 and $17,238, respectively, related to the subordinated notes with officers and directors.

RESEARCH AND DEVELOPMENT. We incurred $3,465 of research and development costs during the six months ended March 31, 2007 consisting of prototype and patent costs related to our technology. Research and development costs for the six months ended March 31, 2006 totaled $29,911 including $18,500 of outside research grant costs.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative costs were $131,222 for the six months ended March 31, 2007, compared to $74,732 for the comparable six months of 2006. We incurred $27,979 of non-cash stock-based compensation expense during the six months ended March 31, 2007, for options granted to officers, directors and consultants with no comparable expense in the comparable prior period. The increase also resulted from $30,042 of start-up costs related to the development, formation, licensing and start-up operations of our specialty finance subsidiary during the most recent six month period. We incurred $12,000 for non-cash contributed services of our executive officers during each period. Other major costs incurred in the most recent six month period was $39,460 of legal, audit and shareholder costs primarily associated with being a public company.

INCOME TAXES - Due to the current net loss, our history of losses, and the fact that our specialty finance business is still in its infancy, a 100% valuation allowance has been provided for deferred tax assets (primarily tax loss carryforwards) and accordingly, there was no tax provision for either period.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, we had cash and cash equivalents of $3,423,455 compared to $285,631 at September 30, 2006. Net cash provided by operating activities was $23,423 during the first six months of fiscal 2007, consisting primarily of a $39,063 loss reduced by $12,000 of non-cash contributed services, $22,137 of non-cash interest and $27,979 of non-cash stock-based compensation expense. We obtained net proceeds of $3,993,622 from the sale of common stock during the six months ended March 31, 2007 and $250,000 from shareholder notes.

The equity proceeds resulted from the sale of 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other shareholders, each owning more than five percent of our common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $45,000.

The $250,000 of proceeds from shareholder notes was applied towards a venture capital loan totaling $750,000. These two notes payable were issued to two shareholders one, that at the time of purchase, was the beneficial owner of more than 5% of our common stock.

Our principal source of liquidity at March 31, 2007 consisted of cash and cash equivalents of $3,423,455. We also have notes receivable with stated principal balances aggregating $2,813,000 due within twelve months. We have no other unused sources of liquidity at this time.

During the first six months of fiscal 2007, we increased our investment in notes receivable by a net $1,109,258 to $2,894,258 at March 31, 2007. We expect to make capital expenditures of approximately $50,000 and execute a new office lease in the third fiscal quarter. We also intend to make additional loans from time to time. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. We are also obligated to pay the interest and principal on the $250,000 shareholder notes due in September 2007. Our current notes receivable are expected to produce quarterly income of approximately $115,000 supplemented by investment income on cash and cash equivalents. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow.

Based on current expectations and business conditions, and assuming note income due us, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, FAIR VALUE MEASUREMENTS. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, ACCOUNTING FOR CONTINGENCIES. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant impact on our on our consolidated financial position, results of operations and cash flows. However, we are evaluating the impact that FIN 48 will have on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None other than as disclosed in current reports on Form 8-K filed during the reporting period.

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

                                        ASI TECHNOLOGY CORPORATION

Date: May 10, 2007                      By: /s/ ERIC M. POLIS
                                            Eric M. Polis
                                            Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer and duly authorized to sign
                                            on behalf of the Registrant)