Form 10QSB
period 2007-06-30
ASI TECHNOLOGY CORP
filed 2007-08-06
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2007
                                               -------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 par value                          15,907,552
    ----------------------------                          ----------
             (Class)                            (Outstanding at July 31, 2007)

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                                      ASI TECHNOLOGY CORPORATION
                                                INDEX

                                                                                                Page
PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

                  Balance Sheets as of June 30, 2007 (unaudited)
                  and September 30, 2006                                                         3

                  Statements of Operations for the three and nine months
                    ended June 30, 2007 and 2006 (unaudited)                                     4

                  Statements of Comprehensive Loss and Stockholders'
                    Equity for the nine months ended June 30, 2007 and 2006 (unaudited)          5

                  Consolidated Statements of Cash Flows for the three and nine months
                    ended June 30, 2007 and 2006 (unaudited)                                     6

                 Notes to Interim Consolidated Financial Statements (unaudited)                  7

         Item 2. Management's Discussion and Analysis or Plan of Operation                      11

         Item 3. Controls and Procedures                                                        15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                              16
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                    16
         Item 3. Defaults upon Senior Securities                                                16
         Item 4. Submission of Matters to a Vote of Security Holders                            16
         Item 5. Other Information                                                              16
         Item 6. Exhibits                                                                       16


         SIGNATURES                                                                             16


                                                  2


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

ASI TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,
                                                                                2007         September 30,
                                                                             (unaudited)        2006 (a)
                                                                             -----------      -----------

ASSETS
     Cash and cash equivalents                                               $ 1,798,346      $   285,631
     Marketable securities                                                        13,209               --
     Notes receivable, net                                                     4,300,526        1,785,000
     Interest receivable                                                          19,735            9,664
     Property and equipment, net                                                 132,698               --
     Other                                                                       128,959               --
                                                                             -----------      -----------

                                                                             $ 6,393,473      $ 2,080,295
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Shareholder notes and accrued interest payable                          $   250,863      $        --
     Subordinated notes and accrued interest, net of discount of $48,289
        and $81,495, respectively                                                969,211          936,005
     Accounts payable                                                             19,096            5,000
                                                                             -----------      -----------
                                                                               1,239,170          941,005
                                                                             -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized,
        none issued and outstanding
     Common stock, $.02 par value; 30,000,000 shares authorized,
        15,907,552 and 7,018,664 issued and outstanding, respectively            318,171          140,393
     Additional paid-in capital                                                8,658,532        4,796,709
     Treasury shares at cost, 1,000 shares                                          (442)            (442)
     Deficit                                                                  (3,820,167)      (3,797,370)
     Accumulated other comprehensive loss                                         (1,791)              --
                                                                             -----------      -----------
                                                                               5,154,303        1,139,290
                                                                             -----------      -----------

                                                                             $ 6,393,473      $ 2,080,295
                                                                             ===========      ===========

See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2006.



ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                    2007              2006            2007              2006
                                                ------------     ------------     ------------      ------------

Income:
     Interest and fees on notes                 $    154,972     $     59,213     $    288,634      $    185,943
     Other investment income                          34,429            3,309           54,460             6,297
     Broker and related fees                             600               --            2,550                --
                                                ------------     ------------     ------------      ------------
                                                     190,001           62,522          345,644           192,240
                                                ------------     ------------     ------------      ------------
Expenses:
     Interest expense                                 39,572           28,569           99,591            85,706
     Research and development                          2,000            3,000            5,465            32,911
     Collection, general and administrative          132,163           28,294          263,385           103,026
                                                ------------     ------------     ------------      ------------
                                                     173,735           59,863          368,441           221,643
                                                ------------     ------------     ------------      ------------

Net income (loss)                               $     16,266     $      2,659     $    (22,797)     $    (29,403)
                                                ============     ============     ============      ============

Basic income (loss) per common share            $       0.00     $       0.00     $      (0.00)     $      (0.00)
                                                ============     ============     ============      ============

Weighted average number of common
     shares outstanding                           15,907,552        7,019,664       10,703,816         7,019,664
                                                ============     ============     ============      ============


See notes to interim consolidated financial statements.



ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2007


                                                                                                          Accumulated
                                                                                                             Other
                                     Compre-         Common Stock      Additional                            Compre-
                                     hensive    ---------------------    Paid-In   Treasury   Accumulated    hensive
                                      Loss        Shares     Dollars     Capital    Shares      Deficit       Income      Total
                                    -----------------------------------------------------------------------------------------------

BALANCES, OCTOBER 1, 2006                        7,018,664   $140,393   $4,796,709   $(442)   $(3,797,370)   $    --    $ 1,139,290

     Contributed services                               --         --       18,000      --             --         --         18,000

     Stock-based compensation                           --         --       27,979      --             --         --         27,979

     Sale of stock at $.45
       per share (net of
       offering costs of
       $6,378)                                   8,888,888    177,778    3,815,844      --             --         --      3,993,622

Comprehensive loss:
     Net loss                       $(22,797)           --         --           --      --        (22,797)        --        (22,797)
     Unrealized loss on
       marketable securities          (1,791)           --         --           --      --             --     (1,791)        (1,791)
                                    --------
     Total comprehensive
       loss for the period          $(24,588)
                                    ========

                                               ------------------------------------------------------------------------------------
BALANCES, JUNE 30, 2007                         15,907,552   $318,171   $8,658,532   $(442)   $(3,820,167)   $(1,791)   $ 5,154,303
                                               ====================================================================================


BALANCES, OCTOBER 1, 2005                        7,019,664   $140,393   $4,766,051   $  --    $(3,783,403)   $    --    $ 1,123,041

     Contributed services                               --         --       18,000      --             --         --         18,000

     Stock-based compensation                           --         --        6,658      --             --         --          6,658

     Net loss                       $(29,403)           --         --           --      --        (29,403)        --        (29,403)
                                    ========

                                               ------------------------------------------------------------------------------------
BALANCES, JUNE 30, 2006                          7,019,664   $140,393   $4,790,709   $  --    $(3,812,806)   $    --    $ 1,118,296
                                               ====================================================================================


See notes to interim consolidated financial statements.



ASI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                     NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                    2007            2006
                                                                -----------      -----------

OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
     Net loss                                                   $   (22,797)     $   (29,403)
     Depreciation                                                     2,609               --
     Amortization of loan fees and prepaid interest                 (66,016)              --
     Contributed services                                            18,000           18,000
     Stock-based compensation                                        27,979            6,658
     Non-cash interest expense                                       34,069           29,834
     Non-cash interest income                                       (10,071)              --
     Increase in other assets                                       (30,111)              --
     Decrease (increase) in accounts payable                         14,096           (7,868)
                                                                -----------      -----------
          Net cash provided (used) by operating activities          (32,242)          17,221
                                                                -----------      -----------

INVESTING ACTIVITIES
     Purchase of equipment and improvements                        (135,307)              --
     Loans originated                                            (2,737,810)      (1,785,000)
     Collections from borrowers                                     999,100          755,000
     Advance to landlord                                            (98,848)              --
     Note purchased from related party                             (725,800)              --
                                                                -----------      -----------
          Net cash used in investing activities                  (2,698,665)      (1,030,000)
                                                                -----------      -----------

FINANCING ACTIVITIES
     Net proceeds from sale of common stock                       3,993,622               --
     Proceeds from shareholder notes                                250,000               --
     Proceeds from related party borrowings                         245,000               --
     Repayments of related party borrowings                        (245,000)              --
                                                                -----------      -----------
          Net cash provided by financing activities               4,243,622               --
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,512,715       (1,012,779)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      285,631        1,263,225
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,798,346      $   250,446
                                                                ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                   $    65,522      $    49,406
     Loan origination fee received in investment securities     $    15,000      $        --


See notes to interim consolidated financial statements.

                                              6

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007

1. OPERATIONS
ASI Technology Corporation ("ASI") is currently primarily a specialty finance company. In December 2006, the Company incorporated a wholly-owned subsidiary, ASI Capital Corporation (the "Subsidiary"). The consolidated financial statements include the accounts of ASI and the Subsidiary (collectively the "Company") after elimination of intercompany transactions and accounts. The Company's specialty lending activities include commercial, residential and venture capital loans. The Company's limited other activity (Note 9) has been focused on plasma technology for sterilization and decontamination licensed in January 2003.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2007, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2006, from which the balance sheet date as of that date was derived.

Income (loss) per share is presented without considering the effect of common share equivalents because to do so would be anti-dilutive for loss periods and otherwise would have no effect for the periods ended June 30, 2007 and 2006.

3. RECLASSIFICATION
As substantially all of the Company's assets are being applied to its specialty finance business, the accompanying consolidated balance sheets are presented on an unclassified basis which is customary in the specialty finance industry. The consolidated balance sheet at September 30, 2006, was originally reported on a classified basis . Certain other minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. Such reclassifications had no effect on net loss.

4. NOTES RECEIVABLE
Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. All notes are current in their payment status. The Company has no loan loss allowance as of the dates presented.

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                    NINE MONTHS ENDED
                                                         JUNE 30,
                                                   2007            2006
                                               -----------      -----------
         Balance, beginning of period          $ 1,785,000      $   755,000
         Originations                            2,940,500        1,785,000
         Note purchased from related party         760,000               --
         Deferred finance charges, net            (185,874)              --
         Principal collected                      (999,100)        (755,000)
                                               -----------      -----------
         Balance, end of period                $ 4,300,526      $ 1,785,000
                                               ===========      ===========

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, with interest payable quarterly. In connection with warrants issued with the Subordinated Notes, the Company is amortizing debt discount of $128,300 as additional non-cash interest expense over the Subordinated Note term. Unamortized note discount at June 30, 2007, was $48,289, and non-cash interest amortized for the nine month periods ended June 30, 2007 and 2006, was $33,206 each period.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007

6. STOCK-BASED COMPENSATION
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company granted options on 115,000 shares in December 2006 (10,000 shares to consultants and 105,000 to directors and employees). At June 30, 2007, there were options outstanding for 285,000 common shares exercisable at prices ranging from $0.35 to $0.45 per share through 2011. All outstanding options are vested and exercisable.

The Company adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, (SFAS
123R) effective October 1, 2006. The effect of adopting SFAS 123R on the three and nine months ended June 30, 2007 was to increase the net loss by $-0- and $25,546 ($nil per share), respectively.

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and are maybe exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $27,979 of stock compensation expense in its unaudited Consolidated Statement of Operations for the nine months ended June 30, 2007, all in the first quarter ended December 31, 2006. No options were granted during the three months ended June 30, 2007. The weighted-average estimated fair value of the 115,000 options granted during the nine months ended June 30, 2007 to employees and consultants was $0.24 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

                                                             NINE
                                                         MONTHS ENDED
                                                         JUNE 30, 2007
                                                         -------------
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

Since the Company has an unrecognized net operating loss carryforward as of June 30, 2007 (Note 8), no excess tax benefit for the tax deductions related to stock-based awards was recognized for the nine months ended June 30, 2007. No options were exercised during the nine months ended June 30, 2007.

As of June 30, 2007, total estimated compensation cost of options granted but not yet vested was nil as all options had vested. SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of SFAS 123. For the nine month period ended June 30, 2006, the Company recorded $6,658 of stock-based employee compensation under the intrinsic value method. The net loss for the nine months ended June 30, 2006 would have increased by $23,303 had the fair value recognition provisions of SFAS 123 been applied ($nil per share).

7. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $9,000 for each of the nine month periods ended June 30, 2007 and 2006. Also effective March 31, 2007 the Company reimbursed such company $32,397 for direct out-of-pocket costs associated with the formation and startup of the specialty finance Subsidiary. During the same period the Company received a broker loan referral fee of $1,950 from such company for referring a loan not meeting its credit standards.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007

On October 31, 2006, the Company received $245,000 subject to a Promissory Note payable to a company owned by the Company's President and Chairman. The Promissory Note bore monthly interest at 6% per annum and was due on or before October 31, 2007. The proceeds of the note were used to partially fund a $485,000 note receivable origination. This Promissory Note was repaid in full in December 2006.

During the nine-month periods ended June 30, 2007 and, 2006, the Company incurred interest expense of $28,547 and $26,775, respectively, related to notes held by officers and directors.

During the quarter ended March 31, 2007, the Company sold 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other shareholders, each owning more than 5% of the Company's common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $90,000.

On March 23, 2007, the Company issued two promissory notes for $125,000 each for aggregate cash of $250,000 with the proceeds applied towards a venture capital loan totaling $750,000. These two notes payable were issued to two shareholders, one that at the time of purchase was the beneficial owner of more than 5% of the Company's common stock. The notes bear interest at 18% per annum and are due September 23, 2007.

Effective March 28, 2007, the Subsidiary purchased a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The note was purchased from an entity owned by the Company's President and Chairman. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated annual rate of 15% and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007, when monthly interest payments commence at the annual rate of 15%. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006, to the purchase date of March 28, 2007.

During the nine-month periods ended June 30, 2007 and 2006, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $18,000 for each period, expensed and treated as a capital contribution.

In June 2007, the Subsidiary occupied approximately 3,500 square feet of office space within space presently leased by the Company's President and an unrelated individual. The Subsidiary made $131,107 of leasehold improvements and advanced $98,848 to the primary landlord for its share of additional improvements to the space. This advance was repaid to the Subsidiary in July 2007. Although it has not yet been determined among the parties whether a formal lease assignment or sublease will be executed, the Subsidiary has informally agreed to monthly payments of approximately $8,400 subject to future cost of living and operating expense adjustments, through March 2012.

8. INCOME TAXES
At June 30, 2007, a valuation allowance has been effectively provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is more likely than not that the deferred tax asset will not be realized. The net operating loss carryforwards aggregate approximately $367,000 and expire between 2021 and 2025, and may be subject to limitations in some circumstances under the Internal Revenue Code.

                           ASI TECHNOLOGY CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007

9. SEGMENT REPORTING
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments, primarily the costs of being a reporting registrant. Substantially all assets are employed in the specialty finance segment. Although the segments became separately managed only in late fiscal 2006, the Company has segmented historical operations for the periods presented.

                                                      SPECIALTY      TECHNOLOGY
                                                       FINANCE       DEVELOPMENT      UNALLOCATED         TOTAL
         THREE MONTHS ENDED JUNE 30, 2007
         --------------------------------
         Interest, fee and investment income        $   190,001      $        --      $        --      $   190,001
         Interest expense                               (39,572)              --               --          (39,572)
         Research and development                            --           (2,000)              --           (2,000)
         Collection, general and administrative        (106,739)              --          (25,424)        (132,163)
         Segment profit (loss), pre tax             $    43,690      $    (2,000)     $   (25,424)     $    16,266

         NINE MONTHS ENDED JUNE 30, 2007
         -------------------------------
         Interest, fee and investment income        $   345,644      $        --      $        --      $   345,644
         Interest expense                               (99,591)              --               --          (99,591)
         Research and development                            --           (5,465)              --           (5,465)
         Collection, general and administrative        (136,781)              --         (126,604)        (263,385)
         Segment profit (loss), pre tax             $   109,272      $    (5,465)     $  (126,604)     $   (22,797)
         Assets                                     $ 6,393,473      $        --      $        --      $ 6,393,473

         THREE MONTHS ENDED JUNE 30, 2006
         --------------------------------
         Interest, fee and investment income        $    62,522      $        --      $        --      $    62,522
         Interest expense                               (28,569)              --               --          (28,569)
         Research and development                            --           (3,000)              --           (3,000)
         Collection, general and administrative          (3,000)              --          (25,294)         (28,294)
         Segment profit (loss), pre tax             $    30,953      $    (3,000)     $   (25,294)     $     2,659

         NINE MONTHS ENDED JUNE 30, 2006
         -------------------------------
         Interest, fee and investment income        $   192,240      $        --      $        --      $   192,240
         Interest expense                               (85,706)              --               --          (85,706)
         Research and development                            --          (32,911)              --          (32,911)
         Collection, general and administrative          (9,000)              --          (94,026)        (103,026)
         Segment profit (loss), pre tax             $    97,534      $   (32,911)     $   (94,026)     $   (29,403)
         Assets                                     $ 2,045,110      $        --               --      $ 2,045,110

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEWS
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. During fiscal 2006, we committed additional financial resources to our specialty finance activities. In December 2006, we incorporated a wholly-owned subsidiary, ASI Capital Corporation ("Subsidiary"). Our plans are to conduct future specialty finance activities through this subsidiary. During the quarter ended March 31, 2007 we completed the sale of $4 million of common stock to expand our specialty finance business. Our investment and limited other activity has been focused on plasma technology for sterilization and decontamination that we licensed in January 2003.

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

Our plan for the balance of fiscal 2007 is to operate and grow our specialty finance business. We intend to lend the balance of our recent $4 million increase in capital to generate income. Our operating income depends largely upon net interest income, which is the difference between interest income from notes and investments and interest expense on notes payable. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors many beyond our control.

During the first nine months of fiscal 2007, our specialty finance segment generated $109,272 of segment profit and our technology development activities resulted in a $5,465 segment loss. We incurred $126,604 of other general and administrative expense related to our business resulting in a net loss of $22,797 for the nine months ended June 30, 2007.

We reported net income of $16,266 for the third quarter of fiscal 2007 as a result of the operation of our specialty finance business which included more normal operating expenses after approximately $30,042 of development, formation, licensing and start-up operations of our new Subsidiary incurred in the first two quarters. There can be no assurance we will report positive income in future quarters as operations are dependent on a variety of factors some outside the control of management.

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

         REVENUE RECOGNITION - Interest income is recorded on an accrual basis to the extent that such amounts are reasonably expected to be collected. Loan origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note become nonperforming or if we otherwise do not expect the debtor to be able to service its debt, we will cease recognizing income until and unless paid.

         NOTES RECEIVABLE AND ALLOWANCE FOR LOSSES - Notes receivable are stated as the unpaid principal balance net of any deferred fees less any allowance for any loan losses. Interest income from notes receivable is recognized using the interest method whereby interest income is recognized using the effective rate and the outstanding principal balance. Loan origination fees and prepaid interests received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. We review the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, or SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. We have no loan loss reserve as of the balance sheet dates presented.

         Under the provisions of SFAS Nos. 114 and 118, a note is considered impaired if it is probable that the company will not collect all principal and interest payments according to the note's contracted terms. No notes have been considered impaired as of the balance sheet dates presented. If notes receivable become uncollectible and the related collateral and corporate guarantees were determined to be worthless, our loss would equal the carrying value of the notes, less any valuation allowances plus accrued interest receivable.

         CONCENTRATION OF CREDIT RISK - Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. Based on an evaluation of the customers' credit worthiness and the value of the underlying collateral, management believes that the notes are collectible and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentration with a few parties, non-payment of interest or a default on any note or by any borrower would have a material adverse impact on operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND SEPTEMBER 30, 2006

Assets
------
Total assets increased $4,313,178 from September 30, 2006 to June 30, 2007. The size of our note portfolio (net) increased $2,515,526 from $1,785,000 to $4,300,526 at June 30, 2007. The increase in assets and notes was primarily the result of our raising $4 million in new equity during the period. Cash increased from $285,631 to $1,798,346 at June 30, 2007 as we have yet to employ all our new capital in operations. See "Liquidity and Capital Resources."

At June 30, 2007 we had nine notes outstanding with aggregate stated principal of $4,486,400 compared to two notes with aggregate stated principal of $1,785,000 at September 30, 2006. We have no past due loans.

We made six direct loans and purchased one note from a related party during the nine months ended June 30, 2007. Effective on March 28, 2007, we purchased a 15% Note Secured by Deed of Trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The note was purchased from an entity owned by our President and Chairman. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated rate of 15% per annum and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007 when monthly interest payments commence at the rate of 15% per annum. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006 to the purchase date of March 28, 2007.

Liabilities
-----------
Total liabilities increased $298,165 from September 30, 2006 to June 30, 2007. The increase was primarily due to borrowing $250,000 pursuant to shareholder notes.

Equity
------
Stockholders' equity increased $4,015,013 from September 30, 2006 to June 30, 2007. The increase was primarily the result of our raising $4 million in new equity during the period.

SEGMENT REPORTING
We have two reportable segments, specialty finance and technology development. We do not allocate certain marketing, general and administrative costs between segments, primarily the costs of being a reporting registrant. Substantially all assets are employed in the specialty finance segment. Although the segments became separately managed in late fiscal 2006, we have segmented historical operations for the periods presented.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND
2006

INCOME. Interest and fee income from notes was $155,572 for the three months ended June 30, 2007, compared to $59,213 for the comparable period in 2006. At June 30, 2007, we had $4,486,400 principal balance of notes receivable earning interest compared to $1,785,000 at June 30, 2006. We only recently began increasing loan originations upon the completion of our $4 million equity placement and expect interest and fee income to increase in future quarters. Interest and fee income from notes is dependent upon average balances and interest rates outstanding from time to time as the average yield on notes is currently in excess of 15% compared to an average yield of 4%-5% on cash and cash equivalents.

Other investment income for the three months ended June 30, 2007 was $34,429 consisting primarily of earnings from cash balances not currently employed in our specialty finance business. We earned $3,309 of other interest for the comparable period in 2006. Other interest income may decline as we place funds in our specialty finance lending operation.

There can be no assurance of future revenues from our technology investment activity.

INTEREST EXPENSE. Interest expense was $39,572 for the three months ended June 30, 2007 compared to $28,569 for the comparable period in 2006. This included interest on shareholder notes, interest on our $1,000,000 of 7% subordinated notes and $11,069 each period for non-cash interest for the amortization of the value of warrants issued in 2005 in connection with the notes. See the nine month discussion below for information on interest paid to related parties.

RESEARCH AND DEVELOPMENT. We incurred $2,000 of research and development costs during the three months ended June 30, 2007 consisting of consulting related to our technology. Research and development costs for the three months ended June 30, 2006 totaled $3,000 consisting of contributed services.

Research and development expenses vary significantly from quarter to quarter. Future expenditures will also depend on the availability of financial resources to fund research and development.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs were $132,163 for the three months ended June 30, 2007 compared to $28,294 for the comparable three months of 2006. The increase resulted from collection, general and administrative expenses related to our Subsidiary of $106,766. There were no comparable Subsidiary expenses last year. We incurred $6,000 for non-cash contributed services of our executive officers during each quarter. Major costs incurred in the most recent quarter was $89,428 of compensation costs, $14,290 of occupancy costs, $9,847 of legal, audit and shareholder costs primarily associated with being a public company.

The level of future collection, general and administrative costs will be dependent on our level of activity and elections made regarding collection, general and administrative costs.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

INCOME. Interest and fee income from notes was $291,184 for the nine months ended June 30, 2007, compared to $185,943 for the comparable period in 2006.

Other investment income for the nine months ended June 30, 2007, was $54,460 consisting primarily of earnings from cash balances not currently employed in the specialty finance business. We earned $6,297 of other interest for the same period in 2006. Other interest income may decline as we place funds in our specialty finance lending operation.

INTEREST EXPENSE. Interest expense was $99,591 for the nine months ended June 30, 2007 compared to $85,706 for the comparable period in 2006. This included interest on our shareholder notes, interest on our $1,000,000 of 7% subordinated notes and $33,206 each period for non-cash interest for the amortization of the value of warrants issued in 2005 in connection with the notes.

During the nine-month periods ended June 30, 2007 and, 2006, we incurred interest expense of $28,547 and $26,775, respectively, related to notes with officers and directors.

RESEARCH AND DEVELOPMENT. We incurred $5,465 of research and development costs during the nine months ended June 30, 2007 consisting of prototype and consulting costs related to our technology. Research and development costs for the nine months ended June 30, 2006 totaled $32,911 including $18,500 of outside research grant costs.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs were $263,385 for the nine months ended June 30, 2007, compared to $103,026 for the comparable nine months of 2006. We incurred $27,979 of non-cash stock-based compensation expense during the nine months ended June 30, 2007, for options granted to officers, directors and consultants with no comparable expense in the comparable prior period. The increase included $30,042 of start-up costs related to the development, formation, licensing and start-up operations of our specialty finance subsidiary during the second quarter and third quarter Subsidiary operating expenses of $106,766 as described above. We incurred $18,000 for non-cash contributed services of our executive officers during each period.

INCOME TAXES - Due to the current net loss, our history of losses, and the fact that our specialty finance business is still in its infancy, a 100% valuation allowance has been provided for deferred tax assets (primarily tax loss carryforwards) and accordingly, there was no tax provision for either period.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had cash and cash equivalents of $1,798,346 compared to $285,631 at September 30, 2006. Net cash used by operating activities was $32,242 during the first nine months of fiscal 2007, consisting primarily of a $22,797 loss reduced by $2,609 of depreciation, $18,000 of non-cash contributed services, $34,069 of non-cash interest and $27,979 of non-cash stock-based compensation expense. The net cash used by operating activities was increased by $66,016 amortization of loan fees and prepaid interest, $10,071 of non-cash interest income and $30,111 increase in other assets. We obtained net proceeds of $3,993,622 from the sale of common stock during the nine months ended June 30, 2007 and $250,000 from shareholder notes.

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

Our principal source of liquidity at June 30, 2007 consisted of cash and cash equivalents of $1,798,346. We also have notes receivable with stated principal balances aggregating $4,386,800 due within twelve months. We have no other unused sources of liquidity at this time.

During the first nine months of fiscal 2007, we increased our investment in notes receivable by a net $2,515,526 to $4,300,526 at June 30, 2007. We also intend to make additional loans from time to time. We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. We are also obligated to pay the interest and principal on the $250,000 shareholder notes due in September 2007. Our current notes receivable are expected to produce quarterly income of approximately $193,000 supplemented by investment income on cash and cash equivalents. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow.

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

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-KSB for the year ended September 30, 2006. There have been no material changes in the risk factors previously disclosed in such Form 10-KSB.

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

Management is aware that there is a lack of segregation of duties due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions. During 2005 a part-time accountant was added to process transactions and prepare accounting information. During fiscal 2007 a full-time finance and loan administrator was added for our Subsidiary. The Company has assessed the cost versus benefit of adding additional resources that would further remedy or mitigate this weakness and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations. Executive officers will continue to review and monitor transactions and financial reports to mitigate this weakness.

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

                                     ASI TECHNOLOGY CORPORATION

Date: August 6, 2007             By: /s/ ERIC M. POLIS
                                     Eric M. Polis
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and duly authorized to sign on behalf of
                                     the Registrant)