Form 10KSB
period 2007-09-30
ASI TECHNOLOGY CORP
filed 2007-12-18
CIK 7951

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                          Yes [__] No   [ X ]
                                                                         ----

State issuer's revenues for its most recent fiscal year. $624,641

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2007 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant) was $ 4,199,897.

As of December 12, 2007 there were 15,907,552 shares of ASI Technology Corporation common stock, par value $0.02, outstanding.

================================================================================



                                                  TABLE OF CONTENTS
                                                                                                                 Page
                                                       PART I
ITEM 1.       Description of Business                                                                             3
ITEM 2.       Description of Property                                                                            11
ITEM 3.       Legal Proceedings                                                                                  11
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                11

                                                       PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters and Small Issuer Purchase
                of Equity Securities                                                                             12
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          13
ITEM 7.       Financial Statements                                                                               21
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               36
ITEM 8A.      Controls and Procedures                                                                            36
ITEM 8A(T)    Controls and Procedures                                                                            36
ITEM 8B.      Other Information                                                                                  36

                                                      PART III
ITEM 9.       Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
               Compliance with Section 16(a) of the Exchange Act                                                 37
ITEM 10.      Executive Compensation                                                                             39
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                                                      43
ITEM 12.      Certain Relationships and Related Transactions, and Director Independence                          44
ITEM 13.      Exhibits                                                                                           45
ITEM 14.      Principal Accountant Fees and Services                                                             46
              SIGNATURES                                                                                         47


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

In this report, the terms "ASI," "the Company," "we," "us," and "our" refer to ASI Technology Corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

ASI Technology Corporation ("ASI") is incorporated under the laws of the State of Nevada. We are primarily a specialty finance company that provides financing for commercial, residential and venture capital loans. During fiscal 2006, we committed additional financial resources to our specialty finance activities. In December 2006, we incorporated a wholly-owned subsidiary, ASI Capital Corporation ("Subsidiary") and conduct specialty finance real estate loan activities through this subsidiary. During the quarter ended March 31, 2007 we completed the sale of $4 million of common stock to expand our specialty finance business. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination that we licensed in January 2003. We have no current plans or commitments regarding any other operating or development activities, however we have acquired other technologies in the past and may pursue other technology or acquisitions or mergers in the future.

From 1999 to 2005, we were considered a development stage enterprise. Our specialty finance business commenced late in fiscal 2005 and we emerged from the development stage in fiscal 2006. We have two reportable segments, specialty finance and technology development.

Our specialty finance activities to date have focused on making real estate loans and corporate and other loans. Real estate loans generally are advanced to "bridge" finance projects during the development and permitting phase from land acquisition to the start of construction. Our real estate notes are generally receivable over a term of up to one-year with varying interest rates. Term extensions are sometimes granted when additional time is required for development and permitting. The notes are secured by deeds of trust or similar legal liens such as mortgages on property but may be subordinate to a first deed of trust or other obligations. Corporate and other loans are generally collateralized by various corporate or other assets and are generally for terms up to one year. These types of loans are considered high risk and are not insured or guaranteed by any other party or any government agency.

Our Subsidiary was granted a Nevada Mortgage Banking license and a Nevada Mortgage Broker license in February 2007.

Our investment in technology has focused on our licensed plasma sterilization and decontamination technology. This patented generation method uses low voltage to produce high volumes of atmospheric pressure plasma also known as room temperature or "cold plasma". Cold plasma has been demonstrated in government and university studies that we sponsored and in other published research to be useful for sterilization and decontamination. This technology is in the early stage of development and there can be no assurance that commercial viability will be achieved. Our plan is to develop prototype devices to validate and demonstrate this technology for commercial and government applications and license the technology to others.

We were incorporated on January 9, 1931 and have evolved through a number of name changes and equity reorganizations. We have 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 15,907,552 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

SPECIALTY FINANCE BUSINESS

Strategy

The investment objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to real estate developers and other commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds. We may in the future seek additional equity or debt financing to grow our business. To date we have not employed participating investor note financing or other institutional financing. Our net income depends largely upon our net interest income, which is the difference between interest and fee income from notes and investments, referred to as interest-bearing assets, and interest expense on investor notes, referred to as interest-bearing liabilities.

As a non-conventional lender, we are more willing to invest in real estate or other commercial loans to borrowers that conventional lenders may not deem to be creditworthy. Because of our increased willingness to fund higher risk loans, borrowers are willing to pay us an interest rate that is five to twelve points above the rates generally charged by conventional lenders. A significant amount of our real estate loans relate to real property being developed and is not generating any income to the borrower. These "balloon payment" loans and other bridge loans are riskier because repayment depends on the borrower's ability to refinance the loan as the property is developed.

We may seek to participate in other types of notes, loans or ventures in the future. We may also participate in capital appreciation through various methods. For example, we may formulate a capital appreciation strategy in connection with real estate lending that may consist of revenue or project equity participation in the underlying project. Capital appreciation with corporate loans or investments may consist of stock, warrants, other equity or royalties. We have no commitments in this regard as of the date of this report and there is no assurance that such will materialize or that our current plans and objectives might change.

Operations

Our corporate and finance offices are located in Henderson and Las Vegas, Nevada. We operate as a direct lender and perform the record keeping, note administration and servicing functions with regard to our note assets and liabilities. Our real estate lending activity is conducted by our Subsidiary and technology development through ASI.

Our business strategy is to grow and enhance our profitability by increasing our portfolio of real estate loans by reinvesting profits in our business. We may also expand our capacity in the future through additional placements of equity or debt, through institutional or bank financing or through investor notes or other sources. We intend to continue managing our assets and our collection procedures for any problem assets. We do not expect that we will need to add additional personnel or expanded facilities during the next twelve months.

Lending Activities

We do not advertise to the public or the commercial sector as being a buyer or seller of notes secured by real property or as making loans secured by real property or otherwise. We do not currently accept participations by others in any loans and no other party has a beneficial interest in any of our notes. We also do not solicit or accept loan applications.

Our outstanding notes are concentrated in Nevada with only one out-of-state note ($650,000) at September 30, 2007.

We rely primarily on our management's contacts and referrals from attorneys, title companies and other industry professions to identify prospective borrowers. Management selects the projects and loans and makes all investment decisions. We have no formal policies for credit and collateral evaluation, collections or foreclosure and recovery and management makes these decisions based on experience on a case-by-case basis. However management generally considers factors such as the following in evaluating potential loan recipients:

         o Loan to property value, generally supported by property appraisals
         o Financial statements, background and experience of the borrower
         o        Location and condition of the collateral

We deny or approve loans based on our capacity, the above factors and other factors including negotiating interest rates on a case-by-case basis. Should our originations increase, management expects to establish more formal procedures.

We may request corporate or personal guarantees, interest rates or repayment terms from prospective borrowers which may result in that borrower electing to take a loan from other lenders, including entities that are affiliated with our president.

We evaluate loans for collectability at least monthly through a review of each loan, its payment status, information from borrowers and any other available information.

Our note receivable portfolio consisted of the following types of notes at the dates indicated:

                                                   RANGE OF
                                                    STATED                    SEPTEMBER 30,
                 DESCRIPTION                     INTEREST RATES           2007              2006
Commercial real estate secured by trust deeds       15%-24%           $ 5,136,425        $1,785,000
Residential real estate second trust                  24%                  85,000                --
Corporate loans secured by asset liens              18%-24%               845,000                --
Other loans secured by various assets                 24%                  17,800                --
                                                                  ---------------  ----------------
    Total notes receivable, gross                                       6,084,225         1,785,000
Unearned fees and other                                                  (176,753)               --
Less allowance for losses                                                      --                --
                                                                  ---------------  ----------------
   Net notes receivable                                               $ 5,907,472        $1,785,000
                                                                  ===============  ================

At September 30, 2007 a total of $5,902,225 of note maturities were within twelve months and the balance of $182,000 within two years. Unearned fees and other includes loan origination fees, points and prepaid interest from borrowers that are amortized to interest income over the estimated average life of the notes under a method which approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                YEAR ENDED
                                              SEPTEMBER 30,
                                          2007              2006

Balance, beginning of year            $ 1,785,000      $   755,000
Originations                            4,848,925        1,785,000
Note purchased from related party         760,000               --
Notes sold to related party              (148,083)              --
Deferred finance charges, net            (176,753)              --
Principal collected                    (1,161,617)        (755,000)
                                      -----------      -----------
Balance, end of year                  $ 5,907,472      $ 1,785,000
                                      ===========      ===========


Non-Performing Assets

We define non-performing assets as non-accrual notes and collateral (generally real estate) owned and held for sale. Notes that are delinquent in payment for more than 30 days are evaluated by management for collectibility and notes delinquent more than 90 days will be considered in non-accrual status when management determines that future earnings on the notes may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

We have had no non-performing notes since the inception of our lending activities and had no past due notes at September 30, 2007. In September 2007, we sold two notes to a related party (see "Conflicts of Interest and Related Party Note Transactions" below). These notes were 30 and 60 days past due in principal and interest payment and the borrower was seeking amended terms that were unacceptable to us. If we were unable to sell these notes to a related party these notes may have become non-performing and we may have had to provide an allowance for loan losses related thereto. There can be no assurance that if we have non-performing notes in the future that we will be able to sell or otherwise avoid a loss. We may be required to expend funds to foreclose on problem notes in the future and we may be required to payoff superior loan positions further increasing exposure to a particular project or collateral position.

Allowance for Loan Losses

We have no allowance for losses as of September 30, 2007 or 2006. Should a provision be required as an allowance for loan losses in the future, the carrying value of notes would be adjusted. The need for and the adequacy of any allowance is periodically reviewed by management based upon payment status, past experience, the value of the underlying collateral for specific notes, known or inherent risks in the note portfolio, and current economic conditions.

Market Area, Credit Risk Concentration and Competition

Our specialty finance business has been limited to a few notes to a few customers. Three customers accounted for 81% (39%, 27% and 15%) of interest and fees on notes for fiscal 2007 and one customer group accounted for 100% of interest and fees on notes for fiscal 2006. A single customer includes affiliated entities under common control. At September 30, 2007 two notes for $1,303,000 were due by entities controlled by one residential developer and three notes for $2,747,025 were due by one commercial/residential developer. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note would have a material adverse impact on our operations.

We do not believe competition is a factor affecting our business but may be so in the future if we substantially increase our originations. At that time, competition will be the providers of non-conventional real estate loans, that is, lenders who offer short-term high-interest, or short-term high-interest and equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. Also conventional lenders may from time to time make riskier high-interest loans thus being competitive. These conventional lenders include commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions. No particular competitor dominates the market but they have substantially greater financial and other resources than us. Our venture capital type loans that are unrelated to real estate, face a similar competitive environment.

Conflicts of Interest and Related Party Note Transactions

Our officers and directors and consulting personnel devote only part-time services to our company and have other employment and business interests to which they devote attention and will continue to do so, resulting in potential conflicts of interest.

Our president and other directors and officers, in addition to being part-time and having other business interests, also invest in real estate and venture loans through other entities. There is a risk that management may select a loan that has different returns or risk profile than loans not so selected and funded through other entities. There are no restrictions or guidelines on how management will determine which loans are appropriate for us and which are appropriate for other entities in which management may have an interest. Management has no obligation to provide us with any particular opportunities.

In March 2007, we purchased from an entity owned by our president a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges to the purchase date. Management determined this note met our underwriting requirements and the purchase allowed us to deploy new equity funds more rapidly than seeking a new loan.

Effective September 21, 2007, we sold two 24% notes receivable from an unaffiliated borrower with aggregate outstanding principal of $148,083 to an entity owned by our president. The cash price received for the notes was $155,362 representing the outstanding principal and accrued unpaid interest at the stated rate of 24% per annum through the date of sale. We waived late fees of $2,809 owing by the unaffiliated borrower. This borrower was in arrears on payments and seeking amended terms that did not meet our underwriting objectives.

We have no plans or commitments to purchase or sell notes to related parties but may do so on a case by case basis in the future.

Regulation

We are not a real estate investment trust ("REIT"), a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, and we do not believe we are subject to any regulation thereunder.

Even though our lending activities are limited, we believe we are subject to licensing by the State of Nevada Mortgage Lending Division and accordingly, we applied for and in February 2007 our Subsidiary was granted a Nevada Mortgage Banking license and a Nevada Mortgage Broker license. The status of both licenses is current. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender's operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.

There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to make loans, limit or restrict the amount of interest and other charges earned on loans by us, or otherwise adversely affect our business or prospects.

Management and Personnel

We have one full-time employee in our specialty finance business and our two executive officers provide only part-time services to our company. Our current executive officers are not compensated for their services other than for attendance at board and committee meetings, equity participation and the possibility of future bonuses. We employ technical consultants and others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

PLASMA STERILIZATION AND DECONTAMINATION

Effective January 1, 2003, we entered into an exclusive license agreement with the inventor of U.S. Patent #6,232,723 granting us worldwide exclusive rights to the patent and related technology for sterilization, decontamination and industrial processing for a minimum term of 15 years, subject to certain commercialization performance requirements after the third year. We believe we meet the commercialization requirements to maintain the exclusive license. If we do not meet the commercialization requirements, our license would revert to non-exclusive. The agreement also provides for future royalty payments to the licensor based on product sales or sublicense fees. The inventor has been a consultant to us from time to time on various plasma technologies. The licensed technology was independently developed by the inventor prior to any of his work for us.

Plasma Overview

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

Plasma Sterilization and Decontamination

Atmospheric pressure plasmas or room temperature, non-thermal plasmas generated at relatively low energy levels are known as cold plasmas. Cold plasmas have demonstrated effectiveness in rapid sterilization, decontamination and industrial processing. When generated, cold plasma is a bluish substance that resembles a fog like gas.

The plasma process produces a sterilization effect using lower concentrations of sterilant but with a higher reactivity than is possible with normal gases. This activity disappears quickly when power is removed, thereby dissipating the toxicity of the sterilant rapidly. Atmospheric pressure plasmas allow for rapid decontamination of clothing, equipment and personal gear in military settings, and for sterilization of medical equipment, food and packaging in commercial settings. Present methods of sterilization and decontamination often require hours and may generate damaging heat or other toxic side effects or require a vacuum; cold plasma can sanitize often in mere minutes without toxic byproducts and at atmospheric pressure.

Cold plasmas generated using high power are also employed in industry, in semiconductor manufacturing and flat screen televisions. Historically, such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power, making them cost, weight and size prohibitive for broader or portable applications.

The licensor, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure to generate a plasma cloud of activated oxygen in air. It produces a cloud of ionized gas at atmospheric pressure and at low temperatures. The novel technique employs a resistive barrier discharge by using ceramics to prevent unwanted arcing and achieve an even, broad, high volume and efficient discharge. The generated cold plasma cells destroy molecules using highly reactive free oxygen radicals - atoms or molecules that have unpaired electrons that when paired with bacteria, rapidly destroy the targeted organism. The cold plasma also contains a large volume of hydroxyl ions, ozone and atomic oxygen to rapidly oxidize most unwanted bacteria. We believe cold plasma treatment does not harm the skin or body and has no effect on fragile plastic or steel instruments or devices.

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

We tested our technology under contract for the U.S. Air Force in 2003 targeting a use to decontaminate forward deployed equipment and facilities. We are expanding our knowledge of how our cold plasma method kills viruses and bacteria, measuring its efficacy in controlled studies sponsored by us and others, evaluating commercial application and developing prototypes for demonstration to prospective licensees and as a test platform for testing with bacteria and other agents.

We have sponsored Dr. Alexeff and students at the University of Tennessee, Knoxville to test our method of sterilization and decontamination. Dr. Alexeff has also performed his own continuing research. During the last three years, important published and unpublished scientific reports on these experimental results evidence to us that:

         o Concentrations of E. Coli bacteria can be effectively killed in 4-10 minutes with the plasma discharge.
         o The plasma discharge works away from the generating surface indicating the possibility of circulating the plasma away from the generating source.
         o The plasma discharge is capable of penetrating a sealed standard business envelope and kill E. Coli bacteria in a short time without any application of heat to the envelope.
         o The charged particles created in the process have separate biological killing properties distinct from the ozone also included in the discharge (ozone, is a primary commercial decontamination method).
         o The plasma kill effect is accelerated in combination with hydrogen peroxide.
         o The discharge is effective in not only rapidly killing bacteria but also inactivating resistant spores, a major goal of food sterilization.

There are competing methods to generate cold plasmas including using electron beams, corona discharges, dielectric barrier discharges, pin array discharges and others. Often RF (radio frequency) power supplies are employed to create atmospheric gaseous discharges requiring high power and emitting high electro magnetic radiation. Our plasma is generated with low non-RF power supplies. Another important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area, whereas traditional materials often result in a small arc greatly minimizing the discharge area. Our recent research supports that cold plasma is an effective bacteria sterilizer and that our method produces bacteria killing agents distinct from ozone generated in the process. Our recent research efforts have focused on building and testing prototypes with a focus on selecting, sourcing and evaluating various critical component options.

While research activity was limited in fiscal 2007 as we expanded our specialty finance business, management intends to expend additional resources on plasma development in fiscal 2008, although the timing of expenditures will vary as we evaluate projects, progress and achievements with this technology.

Plasma Market Opportunities and Strategy

Some known applications of cold plasma that we believe we can target include:

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

We expect to explore commercial markets focusing primarily on medical, food and package sterilization. We believe portability and efficiency are key advantages, but the lack of heat or steam or toxic side effects offers additional advantages over some existing methods of sterilization and decontamination. We also believe our methods could be adapted to decontaminate buildings, homes, cruise ships and other facilities.

We are in early stages of testing our method and evaluating opportunities. Our goal is to prove our method in military and commercial applications. Management believes the next major development milestone is to demonstrate and test improved prototypes. Our strategy is to license others to manufacture devices. Our efforts are at a early stage and we do not have a timetable or an estimate of the cost of developing these applications and obtaining the necessary approvals for sale or use of any devices. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

Plasma Sound Reduction

We purchased certain sound reduction technology in 2000. We are obligated to pay royalties on product sales, license revenues and any sale proceeds from the further sale of the technology for the term of the patent expiring in 2017. We are not currently developing this technology and have no present plans to do so.

Competition

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




Research and Development

For the year ended September 30, 2007 and 2006 we expended $5,465 and $35,910, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014, which is the principal business office of our President, Jerry E. Polis, who has other business operations at this location. We share approximately 2,600 square feet with other businesses affiliated with Mr. Polis. We pay a company affiliated with Mr. Jerry Polis, our President and a director, a month-to-month fee for office rent and accounting and administrative services. Since July 2002 the rate has been an aggregate of $1,000 per month. We believe these terms are no less favorable than what could be obtained from outside providers.

Effective in June 2007, our Subsidiary subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our president and an unrelated individual. The rate paid pursuant to the sublease is the same monthly rate as charged by the unrelated primary landlord. We received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 relates to space not subleased or improved by the Subsidiary. The $32,800 is included in accrued liabilities and according to the terms of the sublease is payable at the direction of the sublessor. The current monthly payment of $7,869 is subject to future cost of living and operating expense adjustments, through March 2012.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On April 4, 2002, our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. Prior to that date there had been no public trading market for our securities since 1982. The market for our common stock has been sporadic and very limited.

The following table sets forth the high and low bid quotations for our common stock for the years ended September 30, 2007 and 2006:

                                                    Bid Quotations
                                                 High             Low
                                                 ----             ---
Year Ended September 30, 2007
         First Quarter                           $0.35            $0.20
         Second Quarter                          $0.59            $0.30
         Third Quarter                           $0.59            $0.35
         Fourth Quarter                          $0.45            $0.35

Year Ended September 30, 2006
           First Quarter                         $0.45            $0.22
           Second Quarter                        $0.43            $0.20
           Third Quarter                         $0.31            $0.30
           Fourth Quarter                        $0.30            $0.20

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

We had 1,083 holders of record of our 15,907,552 shares of common stock at September 30, 2007, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At September 30, 2007 we had an accumulated deficit of approximately $3.7 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits.

EQUITY COMPENSATION PLAN INFORMATION

At September 30, 2007, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan approved by our stockholders. On May 1, 2006 our stockholders approved an increase in the authorized shares pursuant to the 2000 Equity Incentive Plan from 250,000 common shares to 950,000 common shares. The following table gives information as of September 30, 2007:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
------------------------------  ---------------------------  -------------------------     --------------------------
Equity compensation plans
approved by security holders              285,000                       $0.41                       665,000

Equity compensation plans not
approved by security holders                   --                          --                            --
------------------------------  ---------------------------  -------------------------     --------------------------
Total                                     285,000                       $0.41                       665,000
==============================  ===========================  =========================     ==========================

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

PURCHASES OF EQUITY SECURITIES

None during the fiscal year ended September 30, 2007.


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

OVERVIEW

During fiscal 2007 and 2006, we committed additional financial resources to our specialty finance activities. During the quarter ended March 31, 2007, we completed the sale of $4 million of common stock to further expand our specialty finance business. Our other activity has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds and, from time to time, sales of equity or debt securities. To date we have not employed participating investor note financing or other institutional financing. Our operating income depends largely upon net interest income, which is the difference between interest income from notes and investments and interest expense on notes payable. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors many beyond our control.

The mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. We believe our management's experience in the Nevada market, the limited number of real estate projects financed and management's personal underwriting of each loan limits our exposure from industry problems. However, a major or prolonged downturn in real estate values and activity could affect the ability of our borrowers to refinance or otherwise repay outstanding notes and therefore have an adverse affect on our financial condition or results of operations.

We reported net income of $53,261 for fiscal 2007 primarily as a result of the operation of our specialty finance business and net income of $76,058 in the fourth fiscal quarter after absorbing Subsidiary startup costs during the earlier portion of the fiscal year. There can be no assurance, however, that we will report positive income in future quarters as operations are dependent on a variety of factors some outside the control of management. We may incur additional costs during fiscal 2008 to comply with the requirements of the Sarbanes-Oxley Act of 2002 and we may elect to incur additional costs to develop our plasma or other technologies.

Our financial statements require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans. Unlike typical industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have over time a more direct impact on our financial performance than the effects of inflation may generally have on the typical industrial company.

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

     Notes Receivable and Allowance for Losses - Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. All notes are current in their payment status. We review the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, or SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. We have no loan loss allowance as of September 30, 2007. Should a provision be required as an allowance for loan losses the carrying value would be adjusted. Loan origination costs are immaterial.

     Concentration of Credit Risk - Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. As of September 30, 2007, our gross amount of notes receivable of $6,084,225 are comprised of twelve notes advanced to various entities including two notes for $1,303,000 by entities controlled by one residential developer and three notes for $2,747,025 by one commercial/residential developer. We believe our notes are collectible, and therefore we have not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note would have a material adverse impact on operations and could jeopardize our ability to repay $1,000,000 of subordinated notes due July 2008 (see Note 5 to consolidated financial statements).

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Assets

Total assets increased $4,427,080 from September 30, 2006 to September 30, 2007. The size of our note portfolio (net) increased $4,122,472 from $1,785,000 at September 30, 2006 to $5,907,472 at September 30, 2007. The increase in assets and notes was primarily the result of our raising $4 million in new equity during the period.
See "Liquidity and Capital Resources."

At September 30, 2007 we had twelve notes outstanding with aggregate stated principal of $6,084,225 compared to two notes with aggregate stated principal of $1,785,000 at September 30, 2006. We have no past due loans and all loans have stated maturities within twelve months.

Liabilities

Total liabilities of $1,270,720 represented an increase of $329,715 from September 30, 2006. The increase was primarily due to increased borrowing of $150,000 pursuant to shareholder notes and the incurrence of deferred rent of $96,291 in the current year. We have $1,000,000 of 7% subordinated notes due July 31, 2008.

Equity

Stockholders' equity increased to $5,236,655 at September 30, 2007. The $4,097,365 increase from September 30, 2006 was primarily the result of our raising $4 million in new equity during the period.

SEGMENT REPORTING AND SELECTED FINANCIAL DATA

Our operations are organized into two reportable segments based upon their distinct operating characteristics. The specialty finance segment includes all lending activities and the technology development segment includes all technology research and development activities. We allocate identified collection, general and administrative costs between segments. All assets are considered as employed in specialty finance. Although the segments became separately managed in late fiscal 2006, we have segmented historical operations for the periods presented. This summary also provides key summary financial information summarized from the more detailed financial statements included elsewhere in this report.

                                                  SPECIALTY       TECHNOLOGY
                                                   FINANCE        DEVELOPMENT      UNALLOCATED        TOTAL
     YEAR ENDED SEPTEMBER 30, 2007
     Interest, fee and investment income        $   624,641      $        --      $        --      $   624,641
     Interest expense                              (139,187)              --               --         (139,187)
     Research and development                          --             (5,465)              --           (5,465)
     Collection, general and administrative        (286,856)              --         (139,872)        (426,728)
     Segment profit (loss), pre tax             $   198,598      $    (5,465)     $  (139,872)     $    53,261
     Assets                                     $ 6,507,375      $        --      $        --      $ 6,507,375

     YEAR ENDED SEPTEMBER 30, 2006
     Interest, fee and investment income        $   261,612      $        --      $        --      $   261,612
     Interest expense                              (114,397)              --               --         (114,397)
     Research and development                            --          (35,910)              --          (35,910)
     Collection, general and administrative         (12,000)             --          (113,272)        (125,272)
     Segment profit (loss), pre tax             $   135,215      $   (35,910)     $  (113,272)     $   (13,967)
     Assets                                     $ 2,080,295      $        --               --      $ 2,080,295

COMPARISON OF OPERATING RESULTS -FISCAL 2007 VS. FISCAL 2006

We reported net income of $53,261 for fiscal 2007 primarily as a result of the operation of our specialty finance business. This is an improvement over the net loss of $13,967 for fiscal 2006. Our financial results improved after increasing our note portfolio following our $4 million equity financing completed in March 2007. Our current loan capacity is over $6 million and to the extent we can continue to place funds on comparable terms, we believe we can generate sufficient income to offset our interest and operating costs.

Income. Interest and fee income from notes was $559,118 for the year ended September 30, 2007, compared to $252,881 for the comparable period in 2006.

Other investment income for the year ended September 30, 2007, was $62,273 consisting primarily of earnings from cash balances not invested in notes. We earned $8,731 of other interest for the same period in 2006. Other interest income may decline as we place funds in our specialty finance operation.

Interest Expense. Interest expense was $139,187 for the year ended September 30, 2007 compared to $114,397 for the comparable period in 2006. The 2007 total included interest on shareholder notes, interest on our $1,000,000 of 7% subordinated notes and $44,396 for non-cash interest from the amortization of the value of warrants issued in 2005 in connection with the subordinated notes.

During the years ended September 30, 2007 and, 2006, we incurred interest expense of $37,472 and $36,925, respectively, related to notes with officers and directors.

Research and Development. We incurred $5,465 of research and development costs during the year ended September 30, 2007 consisting of prototype and consulting costs related to our technology. Research and development costs for the year ended September 30, 2006 totaled $35,910 including $18,500 of outside research grant costs.

Collection, General and Administrative. Collection, general and administrative costs were $429,728 for the year ended September 30, 2007, compared to $125,272 for the comparable period of 2006. Fiscal 2007 expenses included $286,856 related to our specialty finance subsidiary operations and $139,872 of corporate expenses not allocated to a particular segment. Subsidiary costs consisted primarily of salaries and occupancy costs related to specialty finance operations.

We incurred $27,979 of non-cash stock-based compensation expense during the year ended September 30, 2007 related to options granted to officers, directors and consultants. We incurred $30,042 of start-up costs related to the development, formation, licensing and operations of our specialty finance subsidiary during the second quarter and third quarter. We incurred $24,000 for non-cash contributed services of our executive officers during the year.

Income Taxes - Due to our history of losses, and the fact that our specialty finance business is still in an early operating stage with limited history, a 100% valuation allowance has been provided for deferred tax assets (primarily tax loss carryforwards) and accordingly, there was no tax provision for either period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and cash equivalents of $280,311 compared to $285,631 at September 30, 2006. Net cash provided by operating activities was $81,678 during fiscal 2007, primarily consisting of the collection of a lease inducement and related matters offset by an increase in prepaid expenses. Net cash provided by operating activities in fiscal 2006 was $52,848 resulting primarily from the small net loss adjusted for non-cash expenses.

We purchased $249,490 of equipment and leasehold improvements related to our specialty finance operations in fiscal 2007 of which $103,424 was refunded to us by the primary landlord as a lease inducement, deferred rent that is being amortized over the sublease term. During fiscal 2007, we expended $4,565,030 on note originations and purchased one note from an officer/director for $725,800. We collected $1,161,617 on notes and sold two notes to the same officer/director for cash of $148,083.

We obtained net proceeds of $3,993,622 from the sale of common stock during the year ended September 30, 2007 and $250,000 from shareholder notes of which $100,000 was subsequently repaid.

The equity proceeds resulted from the sale of 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other shareholders, each owning more than five percent of our common stock at the time, purchased an aggregate of 200,000 shares for cash of $45,000.

The $250,000 of proceeds from shareholder notes was applied towards a venture capital loan totaling $750,000. These two notes payable were issued to two shareholders one, that at the time of purchase, was the beneficial owner of more than 5% of our common stock.

Our principal source of liquidity at September 30, 2007 consisted of cash and cash equivalents of $280,311. We also have notes receivable with stated principal balances aggregating $6,084,225 due within twelve months. We have no other unused sources of liquidity at this time.

We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. We are also obligated to pay the interest and principal on the $150,000 shareholder notes which were further reduced by $100,000 in October 2007. Our current notes receivable are expected to produce quarterly income of approximately $245,000 supplemented by investment income on cash and cash equivalents. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow.

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

TAX LOSS CARRYFORWARDS

As of September 30, 2007, we had approximately $152,000 of federal tax loss carryforwards. These losses create a deferred tax asset. We maintain a valuation allowance where it is more likely than not that all or a portion of deferred tax assets will not be realized. We determined that factors such as the history of losses and the uncertainty of future net income was not offset by the net income arising in the last quarter of fiscal 2007. Accordingly, we have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

             A. RISKS RELATED TO OUR BUSINESS AND FINANCIAL RESULTS

         OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT. Until we began investing in new technology in August 1999, we were inactive. Our specialty finance activities only commenced in August 2005. As a result, we have limited operating history with which you may evaluate our business. Our operations are subject to all of the risks inherent in an early stage business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of new business, as well as the competitive and regulatory environments in which we operate. There can be no assurance that our recent profitability can be sustained.

         OUR REVENUES WOULD BE ADVERSELY AFFECTED BY NON-PAYMENT OR DEFAULT ON NOTES RECEIVABLE. We expect interest from high-interest notes due to us to provide substantially all our revenues during the next twelve months. Non-payment of interest or a default on the notes would adversely affect our operations and cash flow. Foreclosure or other actions required by us or any default may require time and may be costly and there is no assurance of adequate recovery from any such actions. We may not be able to act on our security and the value of such security, if any, may not be sufficient to protect us from loss. Our notes are not guaranteed by any government agency. There is no secondary market for the notes we hold.

         OUR NOTE PORTFOLIO CONSISTS OF A LIMITED NUMBER OF NOTES CONCENTRATED GEOGRAPHICALLY AND FROM A LIMITED NUMBER OF BORROWERS SUBJECTING US TO A RISK OF SIGNIFICANT LOSS FROM ANY DEFAULT. Our notes receivable are concentrated in Clark County, Nevada with a limited number of borrowers, subjecting us to material risks from any nonpayment. Due to this lack of diversification, non-payment of interest or a default on any one or more notes or one or more borrowers would have a material adverse impact on operations and could jeopardize our ability to repay our subordinated notes in July 2008.

         OUR RESULTS OF OPERATIONS DEPEND SIGNIFICANTLY ON ECONOMIC AND REAL ESTATE CONDITIONS IN THE CLARK COUNTY, NEVADA AREA. Our specialty finance operations depend primarily upon the general economic and real estate conditions of the Clark County, Nevada area. The local economic and real estate conditions in the area have a significant impact on the demand for the our loans as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our funding sources. Although local economic conditions remain relatively good, increased foreclosures and reduced volume of real estate activity may increase the risks of our lending operations. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

         WE CURRENTLY HAVE NO ALLOWANCE FOR LOAN LOSSES AND THIS MAY PROVE INSUFFICIENT. We review the need for an allowance for loan losses based on a specific review of each note and at September 30, 2007 had no provision for loan losses based on this review which is based on management's evaluation of concentrations, specific credit risks, individual loan quality and present economic, political and regulatory conditions. The determination of an appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses or charge-offs in future periods that may have a material adverse effect on the our financial condition and results of operations.

         IF WE ARE UNABLE TO SUSTAIN LOAN ORIGINATIONS ON COMPARABLE TERMS TO THE PAST, OUR FUTURE OPERATING RESULTS COULD BE ADVERSELY AFFECTED. It is necessary for us to continue to add new loans to reinvest proceeds from note payoffs. The ability to continue to successfully originate high interest loans depends on a variety of factors outside our control including interest rates, economic and political conditions, regulations, changes in real estate values and competition. Our interest income may decline if we are unable to reinvest proceeds at comparable rates adversely affecting our results of operations.

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

         IF WE FAIL TO ESTABLISH AND MAINTAIN PERSONNEL AND STRATEGIC RELATIONSHIPS, OUR ABILITY TO DEVELOP OUR TECHNOLOGY WILL SUFFER. We currently rely on management for the operation of our specialty finance business and consultants for the development of our plasma sterilization and decontamination technology. Although we believe that there are other personnel or consultants capable of working managing our finance business or consult regarding our technology, the loss or unavailability of any individual could result in delays or added costs, impede development or adversely affect our results of operations.

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

         WE HAVE NOTES PAYABLE TO CERTAIN OF OUR OFFICERS, DIRECTORS AND SHAREHOLDERS AND HAVE PURCHASED AND SOLD LOANS TO AN ENTITY CONTROLLED BY OUR PRESIDENT. THIS MIGHT CAUSE SUCH PERSONS TO HAVE A CONFLICT OF INTEREST. At September 30, 2007 we had 7% subordinated notes payable of $510,000 to officers and directors and $150,000 of shareholder notes. During fiscal 2007 we purchased one note for $760,000 and sold two notes for $155,362 to an entity owned by our president and chairman. Although the equity ownership of these individuals tends to encourage them to act in the best interests of all stockholders, circumstances could arise in which such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash and our resources in a manner that may not be in the best interests of other stockholders. Although we believe that these transactions were made on terms as favorable to us as could have been obtained from an unrelated party, the outstanding notes and purchase and sale of notes receivable could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor and adversely affect our business, operating results and financial condition.

      B. RISKS RELATED TO INDUSTRIES AND REGULATIONS AFFECTING OUR BUSINESS

         THE SPECIALTY FINANCE INDUSTRY IS HIGHLY REGULATED REQUIRING LICENSING IN MULTIPLE JURISDICTIONS FOR MOST TYPES OF LOANS; WE MAY BE SUBJECT TO REGULATIONS AND COSTS THAT ADVERSELY IMPACT OR RESTRICT OUR BUSINESS. Most finance activities wherein an active business is conducted require some form of registration and licensing. We believe we may be subject to licensing by the State of Nevada Mortgage Lending Division and accordingly in February 2007 we were granted a Nevada Mortgage Banking license and a Nevada Mortgage Broker license. The status of both licenses are current. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender's operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.
         If it were determined we don't have the proper licensing for any lending activity or are in violation of any regulations of any jurisdiction we could incur costs or restrictions that adversely affect our operations and business.

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

         FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET'S PERCEPTION OF OUR BUSINESS AND OUR ABILITY TO RAISE CAPITAL. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. While we dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our ability to raise capital.

                  C. RISKS RELATED TO OUR INTELLECTUAL PROPERTY

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of ASI Technology Corporation and subsidiary (the "Company") as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States.


/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional Corporation


Las Vegas, Nevada
December 12, 2007

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

     ASSETS
     Cash  and cash equivalents                                              $   280,311
     Marketable securities                                                        13,503
     Notes receivable, net                                                     5,907,472
     Interest receivable                                                          48,885
     Property and equipment, net                                                 232,345
     Prepaid expenses                                                             24,859
                                                                             -----------

                                                                             $ 6,507,375
                                                                             ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
     Shareholder notes and accrued interest                                  $   150,518
     Subordinated notes and accrued interest, net of discount of $37,099         980,401
     Accounts payable and accrued expenses                                        43,510
     Deferred rent                                                                96,291
                                                                             -----------
                                                                               1,270,720
                                                                             -----------

     Stockholders' equity
     Preferred stock, 1,000,000 shares authorized,
     none issued and outstanding
     Common stock, $.02 par value; 30,000,000 shares authorized,
     15,907,552 issued and outstanding                                           318,171
     Additional paid-in capital                                                8,664,532
     Treasury shares at cost, 1,000 shares                                          (442)
     Deficit                                                                  (3,744,109)
     Accumulated other comprehensive loss                                         (1,497)
                                                                             -----------
                                                                               5,236,655
                                                                             -----------

                                                                             $ 6,507,375
                                                                             ===========

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEAR ENDED SEPTEMBER 30,
                                                               2007             2006
---------------------------------------------------------------------------------------
Income:
Interest and fees on notes                               $    559,118      $    252,881
Other investment income                                        62,273             8,731
Broker and related fees                                         3,250                --
                                                         ------------      ------------
                                                              624,641           261,612
                                                         ------------      ------------
Expenses:
Interest                                                      139,187           114,397
Research and development                                        5,465            35,910
Collection, general and administrative                        426,728           125,272
                                                         ------------      ------------
                                                              571,380           275,579
                                                         ------------      ------------

Income (loss) before income taxes                              53,261           (13,967)
Income tax                                                         --                --
                                                         ------------      ------------
Net income (loss)                                        $     53,261      $    (13,967)
                                                         ============      ============

Basic and diluted income (loss) per common share         $      (0.00)     $       0.00
                                                         ============      ============

Weighted average number of common shares outstanding       12,015,443         7,019,557
                                                         ============      ============

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007



                                               Comprehensive        Common Stock
                                                  Income      --------------------------      Additional     Treasury
                                                  (Loss)        Shares        Dollars      Paid-In Capital    Shares
                                              -------------------------------------------------------------------------
BALANCES, OCTOBER 1, 2005                                      7,019,664    $    140,393   $  4,766,051    $      --

Purchase of treasury shares                                       (1,000)             --             --         (442)

Contributed services                                                  --              --         24,000           --

Stock-based compensation                                              --              --          6,658           --

Net loss and comprehensive loss              $    (13,967)            --              --             --           --
                                             ============

                                                              ---------------------------------------------------------
BALANCES, SEPTEMBER 30, 2006                                   7,018,664         140,393      4,796,709         (442)

Contributed services                                                  --              --         24,000           --

Stock-based compensation                                              --              --         27,979           --

Sale of stock at $.45 per share (net of
  offering costs of $6,378)                                    8,888,888         177,778      3,815,844           --

Comprehensive loss:
Net income                                   $     53,261           --             --             --              --
Unrealized loss on marketable
   securities                                      (1,497)          --             --             --              --
                                             ------------
Total comprehensive income for the period    $     51,764
                                             ============

                                                            -----------------------------------------------------------
BALANCES, SEPTEMBER 30, 2007                                  15,907,552    $    318,171   $  8,664,532    $    (442)
                                                            ===========================================================



[table continued]



                                                                Accumulated
                                                                    Other
                                              Accumulated        Comprehensive
                                                Deficit           Income (Loss)         Total
                                            ----------------------------------------------------
BALANCES, OCTOBER 1, 2005                    $ (3,783,403)     $       --        $  1,123,041

Purchase of treasury shares                            --              --                (442)

Contributed services                                   --              --              24,000

Stock-based compensation                               --              --               6,658

Net loss and comprehensive loss                   (13,967)             --             (13,967)

                                             --------------------------------------------------
BALANCES, SEPTEMBER 30, 2006                   (3,797,370)             --           1,139,290

Contributed services                                   --              --              24,000

Stock-based compensation                               --              --              27,979

Sale of stock at $.45 per share (net of
  offering costs of $6,378)                            --              --           3,993,622

Comprehensive loss:
Net income                                         53,261              --              53,261
Unrealized loss on marketable
   securities                                          --          (1,497)             (1,497)

                                             -------------------------------------------------
BALANCES, SEPTEMBER 30, 2007                 $ (3,744,109)     $   (1,497)       $  5,236,655
                                             =================================================

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                                   2007             2006
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                                             $    53,261      $   (13,967)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                                                      17,145               --
Amortization of loan fees and prepaid interest                                                   (156,342)              --
Cash leasehold incentive received from sublessor's landlord                                       136,224               --
Incentive applicable to non-subleased space, repayable pursuant to sublease terms                 (32,800)              --
Amortization of deferred rent                                                                      (7,133)              --
Contributed services                                                                               24,000           24,000
Stock-based compensation                                                                           27,979            6,658
Non-cash interest expense                                                                          44,914           44,397
Non-cash interest income                                                                          (39,221)          (3,372)
Increase in prepaid expenses                                                                      (24,859)              --
Increase (decrease) in accounts payable                                                            38,510           (4,868)
                                                                                              -----------      -----------
Net cash provided by operating activities                                                          81,678           52,848
                                                                                              -----------      -----------

INVESTING ACTIVITIES
Purchase of equipment and improvements                                                           (249,490)              --
Loans originated                                                                               (4,565,030)      (1,785,000)
Collections from borrowers                                                                      1,161,617          755,000
Notes sold to related party                                                                       148,083               --
Note purchased from related party                                                                (725,800)              --
                                                                                              -----------      -----------
Net cash used by investing activities                                                          (4,230,620)      (1,030,000)
                                                                                              -----------      -----------

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                          3,993,622               --
Proceeds from shareholder notes                                                                   250,000               --
Repayments of shareholder notes                                                                  (100,000)              --
Proceeds from related party borrowings                                                            245,000               --
Repayments of  related party borrowings                                                          (245,000)              --
Purchase of treasury shares                                                                            --             (442)
                                                                                              -----------      -----------
Net cash provided (used) by financing activities                                                4,143,622             (442)
                                                                                              -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (5,320)        (977,594)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                      285,631        1,263,225
                                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $   280,311      $   285,631
                                                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                                      $    94,273      $    70,000
Loan origination fee received in investment securities                                        $    15,000      $        --


See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.       NATURE OF OPERATIONS

The Company, ASI Technology Corporation ("ASI") and its wholly-owned subsidiary, ASI Capital Corporation (the "Subsidiary") is primarily a specialty finance company and the consolidated financial statements include the accounts of ASI and the Subsidiary after elimination of intercompany transactions and balances. The Company's specialty lending activities include commercial, residential and venture capital loans. As of September 30, 2007, the Company's gross amount of notes receivable of $6,084,225 are comprised of twelve notes advanced to various entities including two notes ($1,303,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. Management believes that the Company's notes are collectible, and therefore has not established an allowance for estimated uncollectible accounts. However, due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note would have a material adverse impact on operations and could jeopardize the Company's ability to repay its obligations when due (Notes 5 and 6). The Company manages its credit risk by evaluating each borrower's credit worthiness and the value of collateral before money is lent. The Company's limited other activity has been focused on plasma technology for sterilization and decontamination licensed in January 2003.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods.

CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES - Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.

NOTES RECEIVABLE - Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. All notes are current in their payment status. The Company reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, or SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.

FINANCIAL INSTRUMENTS - The carrying values of financial instruments including cash, notes receivable, accounts payable and accrued liabilities and notes payable approximated fair market value because of the short-term maturity of these instruments.

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

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION - The Company's operations are organized into two reportable segments based upon their distinct operating characteristics. The specialty finance segment includes all lending activities and the technology development segment includes all technology research and development activities. The Company allocates identified collection, general and administrative costs between segments. All assets are considered as employed in specialty finance.

PROPERTY AND EQUIPMENT - Leasehold improvements and equipment are stated at cost and depreciated over the estimated useful lives of three to five years using the straight-line method.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including patent costs related to acquired, licensed and developed technology, are expensed as incurred because the technology being developed has not yet reached technological feasibility and requires further development, refinement and testing.

EMPLOYEE STOCK OPTIONS - The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company granted options on 115,000 shares in December 2006 (10,000 shares to consultants and 105,000 to directors and employees). At September 30, 2007, there were options outstanding for 285,000 common shares exercisable at prices ranging from $0.35 to $0.45 per share through 2011. All outstanding options are vested and exercisable.

The Company adopted SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT, (SFAS
123R) effective October 1, 2006. The effect of adopting SFAS 123R for the year ended September 30, 2007 was to increase the net loss by $25,546 ($nil per share).

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $27,979 of stock compensation expense in its Consolidated Statement of Operations for the year ended September 30, 2007. The weighted-average estimated fair value of the 115,000 options granted during the year ended September 30, 2007 to employees and consultants was $0.24 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

                                                           YEAR ENDED
                                                        SEPTEMBER 30, 2007
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

Since the Company has an unrecognized net operating loss carryforward as of September 30, 2007 (Note 9), no excess tax benefit for the tax deductions related to stock-based awards was recognized for the years ended September 30, 2007 or 2006. No options were exercised during the years ended September 30, 2007 or 2006.

As of September 30, 2007, total estimated compensation cost of options granted but not yet vested was nil as all options had vested. SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of SFAS 123. For the year ended September 30, 2006 had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards, the Company's net loss would have been increased to the pro forma amount indicated below:

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                            YEAR ENDED
                                                           SEPTEMBER 30,
                                                               2006
                                                             --------
Net loss
      As reported                                            $(13,967)
                        Less: Total employee stock-based
                        compensation expense determined
                        under fair value based method         (23,306)
                                                             --------
      Pro forma                                              $(37,273)
                                                             ========

Basic and diluted loss per share:
      As reported                                            $  (0.00)
                                                             ========
      Pro forma                                              $  (0.01)
                                                             ========

INCOME (LOSS) PER COMMON SHARE - Basic income (loss) per share is computed by dividing income (loss) available to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income of an entity. The Company has no dilutive securities other than stock options and warrants which had an immaterial or anti-dilutive effect for the years ended September 30, 2007 and 2006.

COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company's comprehensive income (loss) consists of net earnings and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

RECLASSIFICATIONS - As substantially all of the Company's assets are being applied to its specialty finance business, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry. The prior year's consolidated balance sheet was reported on a classified basis. Certain other minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. Such reclassifications had no effect on net income (loss).

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, FAIR VALUE MEASUREMENTS. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within that fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on its future financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, ACCOUNTING FOR CONTINGENCIES. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial position, results of operations and cash flows. However, the Company is evaluating the impact that FIN 48 will have on the amount, reporting and disclosures of fully reserved deferred tax assets resulting primarily from tax loss and capital loss carryforwards.

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.       NOTES RECEIVABLE

Loan origination fees, points and prepaid interest from borrowers are deferred and amortized to interest income over the estimated average life of the notes under a method which approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

The Company's note receivable portfolio consisted of the following types of loans:

                                                    RANGE OF
                                                     STATED                 SEPTEMBER 30,
                     DESCRIPTION                  INTEREST RATES        2007           2006

Commercial real estate secured by trust deeds         15%-24%       $ 5,136,425     $ 1,785,000
Residential real estate second trust                    24%              85,000              --
Corporate loans secured by asset liens                18%-24%           845,000              --
Other loans secured by various assets                   24%              17,800              --
                                                                    -----------     -----------
    Total notes receivable, gross                                     6,084,225       1,785,000
Unearned fees and other                                                (176,753)             --
Less allowance for losses                                                    --              --
                                                                    -----------     -----------
   Net notes receivable                                             $ 5,907,472     $ 1,785,000
                                                                    ===========     ===========

At September 30, 2007 a total of $5,902,225 of note maturities were within twelve months and the balance of $182,000 within two years

Three customers accounted for 39%, 27% and 15% of interest and fees on notes for fiscal 2007 and one customer accounted for 100% of interest and fees on notes for fiscal 2006. A single customer for this disclosure includes affiliated entities under common control. All notes are current in payment status and management believes that all outstanding notes are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                YEAR ENDED
                                              SEPTEMBER 30,
                                         2007             2006
                                      -----------      -----------
Balance, beginning of year            $ 1,785,000      $   755,000
Originations                            4,848,925        1,785,000
Note purchased from related party         760,000               --
Notes sold to related party              (148,083)              --
Deferred finance charges, net            (176,753)              --
Principal collected                    (1,161,617)        (755,000)
                                      -----------      -----------
Balance, end of year                  $ 5,907,472      $ 1,785,000
                                      ===========      ===========

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment are as follows:

                                                       SEPTEMBER 30,
                                                      2007       2006

Leasehold improvements                              $229,955     $  --
Furniture and equipment                               19,535        --
                                                    --------     -----
                                                     249,490        --
Less: Accumulated depreciation and amortization       17,145        --
                                                    --------     -----
  Property and equipment - net                      $232,345     $  --
                                                    ========     =====


Pursuant to the terms of its sublease, the Subsidiary received a net cash leasehold improvement incentive of $103,424 as a pass-through from the primary landlord. This amount has been recorded as deferred rent and is being amortized over the term of the sublease (Note 10). The Company amortized $7,133 of deferred rent as a reduction of rent expense for the period ended September 30, 2007.

NOTE 5.       SUBORDINATED NOTES AND WARRANTS

In August and September 2005, the Company sold $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, interest payable quarterly, as a unit with $1,000,000 (2,857,142 shares) of common stock at $0.35 per share with warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 ("Warrants"). Two officers/directors purchased $422,500 of the Subordinated Notes, 1,207,142 shares of the common stock and 603,571 Warrants.

The Company determined that 50% of the Warrants were associated with the Subordinated Notes and recorded the value of 50% of the Warrants ($128,300) as a debt discount and paid-in-capital. The debt discount is being amortized as additional non-cash interest over the terms of the Subordinated Notes. Unamortized note discount at September 30, 2007 and 2006 was $37,099 and $81,495, respectively and non-cash interest amortized for the years ended September 30, 2007 and 2006 was $44,396 and $44,397 respectively.

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.       SHAREHOLDER NOTES

On October 31, 2006, the Company received $245,000 subject to a Promissory Note payable to a company owned by the Company's President. The Promissory Note bore monthly interest at 6% per annum and was due on or before October 31, 2007. The proceeds of the note were used to partially fund a $485,000 note receivable origination. This Promissory Note was repaid in full in December 2006.

On March 23, 2007, the Company issued two promissory notes for $125,000 each for aggregate cash of $250,000 with the proceeds applied towards a venture capital loan totaling $750,000. These two notes payable were issued to two shareholders, one that at the time of purchase was the beneficial owner of more than 5% of the Company's common stock. The notes bear interest at 18% per annum and were due September 23, 2007. In September 2007 the Company reduced the principal amount of each note by $50,000 and the parties extended the maturity dates to December 23, 2007. In October 2007 the Company further reduced the principal balance of each note by $50,000.

NOTE 7.       STOCKHOLDERS' EQUITY

Common Stock
------------
The Company has 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 are designated common stock and 1,000,000 shares are designated preferred stock. No shares of preferred stock have been issued.

During 2007, the Company sold 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other stockholders, each owning more than 5% of the Company's common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $90,000.

During the years ended September 30, 2007 and 2006, officers contributed services to the Company without compensation. These services, valued at $24,000 each period, have been expensed and treated as capital contributions.

Stock Option Plan
-----------------
Under the 2000 Equity Incentive Plan, as amended (the "Plan") the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value on the grant date and typically vest immediately.

The following table summarizes option activity for the years ended September 30, 2007 and 2006:

                                                         2007                                2006
                                        -----------------------------------  -----------------------------------------
                                        Shares        Weighted-                            Weighted-
                                                     Average    Aggregate                    Average    Aggregate
                                                     Exercise   Intrinsic                   Exercise    Intrinsic
                                                      Price      Value         Shares         Price       Value

Outstanding at beginning of year        240,000      $   0.41                 160,000       $  0.43
Granted                                 115,000          0.45   $     --       90,000          0.40       $  --
Exercised                                    --                                    --            --          --
Cancelled                               (70,000)         0.50   $     --      (10,000)         0.50       $  --
                                       --------                              --------
Outstanding at end of year              285,000          0.41   $ 12,500      240,000          0.41       $  --
                                       ========                              ========
Options exercisable at year-end         285,000          0.41   $ 12,500      240,000          0.41
                                       ========                              ========
Weighted-average fair value of
options granted during the period     $    0.24                              $  0.33
                                       ========                              ========


At September 30, 2007, the weighted average life of options outstanding was 3.4 years and 665,000 shares were available for option grants under the Plan. Intrinsic value is computed based on closing bid prices.

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7.       STOCKHOLDERS' EQUITY (CONTINUED)

Stock Purchase Warrants
At September 30, 2007 and 2006, the Company had 1,428,571 stock purchase warrants outstanding exercisable into an equal number of shares of common stock at $0.50 per share until July 31, 2008.

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $12,000 for each year ended September 30, 2007 and 2006. Also in 2007 the Company reimbursed such company $32,397 for direct out-of-pocket costs associated with the formation and startup of the Subsidiary. During the same period the Company received a broker loan referral fee of $1,950 from such company for referring a loan not meeting its credit standards.

During the years ended September 30, 2007 and, 2006, the Company incurred interest expense of $37,472 and $36,925, respectively, related to notes held by officers and directors and their affiliated entities.

During 2007, the Subsidiary purchased from an entity owned by its President a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated annual rate of 15% and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007, when monthly interest payments commenced at the annual rate of 15%. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006, to the purchase date of March 28, 2007.

During 2007 the Subsidiary sold two 24% Term Notes payable by an unaffiliated borrower with aggregate outstanding principal of $148,083 to an entity owned by the Company's President and Chairman. The cash price received for the notes was $155,362 representing the outstanding principal and accrued unpaid interest at the stated rate of 24% per annum through September 21, 2007. The Subsidiary waived late fees of $2,809 owing by the unaffiliated borrower.

See Notes 3, 5, 6, 7 and 10 for additional related party disclosures.

NOTE 9.  INCOME TAXES

Net deferred tax assets at September 30, 2007 and 2006 were $275,000 and $314,000, respectively. The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to such net deferred tax assets are as follows:

                                                               SEPTEMBER 30,
                                                           2007         2006
Deferred income tax assets:
          Federal net operating loss carryforwards     $  52,000      $ 125,000
          Federal capital loss carryforwards             189,000        189,000
          Stock compensation                              12,000             --
          Deferred rent                                   33,000             --
                                                       ---------      ---------
                                                         286,000        314,000
Deferred income tax liabilities:
          Depreciation and amortization                  (11,000)            --
                                                       ---------      ---------
                                                       $ 275,000      $ 314,000
Valuation allowance                                     (275,000)      (314,000)
                                                       ---------      ---------
Net deferred income taxes recognized in
          the consolidated balance sheet               $      --      $      --
                                                       =========      =========

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.  INCOME TAXES  (CONTINUED)

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon continued future earnings during the period loss carryforwards are expected to be available. Because the Company has a history of net losses, only recently generated net income with future income uncertain and because capital loss carryforwards can only be used to offset future capital gains, if any, realization of the net deferred tax asset is not considered to be more likely than not and, accordingly, a 100% valuation allowance has been provided.

The Company has net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $152,000 and $556,000, respectively, as of September 30, 2007 that expire between December 31, 2021 and September 30, 2025. The Company's utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the "change in ownership" rules in Section 382 of the Internal Revenue Code. These rules require certain business continuity and in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50% during the testing period.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended September 30, 2007 and 2006 as follows:

                                                  2007             %            2006            %
                                               -------------------------     -------------------------
Computed "expected" tax provision (benefit)     $ 18,000           (34%)     $ (5,000)          (34%)
Increase (decrease) in income taxes
resulting from:
Increase (decrease) in valuation allowance       (39,000)         (100%)      (81,000)         (581%)
Nondeductible compensation and other              21,000            66%        86,000           615%
                                                -----------------------      ------------------------
                                                $     --            --       $     --             --
                                                =======================      ========================

NOTE 10.      COMMITMENTS

Operating Lease
---------------
Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased by the Company's President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The Subsidiary received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 relates to space not subleased or improved by the Subsidiary. The $32,800 is included in accrued liabilities and according to the terms of the sublease is payable at the direction of the sublessor. The current monthly payment of $7,869 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the years ended September 30, 2007 and 2006 was $24,343 and $-0-, respectively. The remaining obligation under this operating sublease is estimated as follows:

YEAR ENDING SEPTEMBER 30:
        2008                                    $ 96,080
        2009                                      99,443
        2010                                     102,924
        2011                                     106,526
        2012                                      47,214



Technology
----------
In 2003, the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year that management believes the Company has satisfied. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method.

ASI TECHNOLOGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 10.      COMMITMENTS (CONTINUED)

The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees with no minimum royalties.

In 2000, the Company acquired sound reduction technology for jet engines. The Company is obligated to pay certain royalties on product revenues or license revenues, if any, to be received by the Company and a fee on sale proceeds due in the event of any further sale of the technology. There are no minimum royalties. The Company is not presently developing this technology.

NOTE 11.      SEGMENT REPORTING

The Company has two reportable segments, specialty finance and technology development. The Company allocates identified collection, general and administrative costs between segments. Although the segments became separately managed only in late fiscal 2006, the Company has segmented historical operations for the periods presented.


                                             SPECIALTY         TECHNOLOGY
                                              FINANCE         DEVELOPMENT      UNALLOCATED       TOTAL
YEAR ENDED SEPTEMBER 30, 2007
Interest, fee and investment income        $   624,641      $        --      $        --      $   624,641
Interest expense                              (139,187)              --               --         (139,187)
Research and development                            --           (5,465)              --           (5,465)
Collection, general and administrative        (286,856)            --           (139,872)        (426,728)
Segment profit (loss), pre tax             $   198,598      $    (5,465)     $  (139,872)     $    53,261
Assets                                     $ 6,507,375      $        --      $        --      $ 6,507,375

YEAR ENDED SEPTEMBER 30, 2006
Interest, fee and investment income        $   261,612      $        --      $        --      $   261,612
Interest expense                              (114,397)              --               --         (114,397)
Research and development                            --          (35,910)              --          (35,910)
Collection, general and administrative         (12,000)              --         (113,272)        (125,272)
Segment profit (loss), pre tax             $   135,215      $   (35,910)     $  (113,272)     $   (13,967)
Assets                                     $ 2,080,295      $        --               --      $ 2,080,295

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of November 30, 2007:

         Name                  Age    Position
         Jerry E. Polis        75     President and Director since 1973
         Eric M. Polis         37     Secretary, Treasurer and Director since
                                      August 2000
         Gerald L. Ehrens      68     Director since September 2005
         Richard A. Fait       69     Director since January 2006

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

         JERRY E. POLIS has been President and a director since 1973. Since 1963 he has been self-employed primarily in real estate investment, from 1964 to 2002 he owned and operated Polis Realty and since 1973 has been President and Director of Davric Corporation, a private investment company. From 1968 to the sale of his ownership in January 1997, he was active as a co-owner of the Taco Bell franchises for the State of Nevada (operated under privately owned Las Cal Corporation). In 1994, he co-founded Commercial Bank of Nevada, an unlisted publicly owned bank located in Las Vegas, Nevada, which was sold through a merger to a NYSE bank group in June 1998. He was a director of Commercial Bank from 1994 and Chairman from May 1996 until its sale. He also served as a director of SouthwestUSA Bank and its parent SouthwestUSA Corporation from March 2004 to February 2006. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

         ERIC M. POLIS has been Secretary and Treasurer of the Company since July 2000. He served as property manager and leasing agent for Polis Realty from 1993 to 2002 and has been employed as an investment manager for Davric Corporation since 1997. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

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

At September 30, 2007 we had 7% subordinated notes payable of $510,000 to officers and directors. During fiscal 2007 we purchased one note for $760,000 and sold two notes for $155,362 to an entity owned by our president and chairman. Although the equity ownership of these individuals tends to encourage them to act in the best interests of all stockholders, circumstances could arise in which such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash and our resources in a manner that may not be in the best interests of other stockholders. Although we believe that these transactions were made on terms as favorable to us as could have been obtained from an unrelated party, the outstanding notes and purchase and sale of notes receivable could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor and adversely affect our business, operating results and financial condition.

It is conceivable then that our areas of interest could overlap or conflict with other business interests of our management, shareholders or our consultants. Any such conflicts, should they arise, will be addressed at the appropriate time.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as its other employees and directors). A copy of the Code Ethics for Senior Officers is posted on our Internet site at www.asiplasma.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to Corporate Secretary at ASI Technology Corporation, 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Requests may also be made by calling the Company at (702) 734-1888. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2007, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Committees

The Company has no formal or separate nominating or compensation committee with the board of directors as a whole serving in such capacities due to the size of the Company. On September 17, 2007, the Board of Directors established an Audit Committee consisting of two members, Richard A. Fait and Gerald L. Ehrens. The Board determined that Mr. Fait and Mr. Ehrens are "independent directors" as that term is defined in NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934 and that Mr. Fait is an "audit committee financial expert" as that term is defined in Item 407 of Regulation S-B promulgated by the SEC. Mr. Fait was appointed as the chair of the Audit Committee. The Board also adopted an audit committee charter.

ITEM 10. EXECUTIVE COMPENSATION

OVERVIEW

We have a limited number of employees and currently only two executive officers. In March 2007 we appointed John R. Blackmon as President of our Subsidiary, an executive officer position. Mr. Blackmon resigned effective September 30, 2007 and Mr. Jerry E. Polis assumed his duties. There were no other changes in executive officers during fiscal 2007.

Other than the salary paid to Mr. Blackmon during fiscal 2007, none of the other two executive officers (Jerry E. Polis, our PEO (Principal Executive Officer) and Eric M. Polis, our PFO (Principal Financial Officer)) received cash compensation for their services as executive officers. The Board of Directors has not established a base salary for our current two executive officers who only provide part-time services to our company. There were no cash bonuses paid or accrued during the year pursuant to our Executive Bonus Plan ("Bonus Plan").

Our two executive officers received compensation during fiscal 2007 for attendance at Board of Director meetings. The rate paid during fiscal 2007 was $200 per meeting for directors (employee and non-employee) and $400 per meeting for the Chairman.

Our long-term incentive program consists of the Bonus Plan and a stock option plan pursuant to which the PEO and other executive officers (as well as other employees and consultants) are periodically granted stock options at the then fair market value (or higher prices) of our common stock and are eligible for bonus participation. Options are granted pursuant to the 2000 Equity Incentive Plan and are designed to provide such persons with compensation based on overall company performance as reflected in the stock price and to help align employees' and shareholders' interests. Under the 2000 Equity Incentive Plan, we are authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value on the grant date. Stock options are typically granted periodically to a group of existing employees, consultants and executive officers.

On March 13, 2007, the Board of Directors ("Board") approved an Executive Bonus Plan. The Bonus Plan is designed to align the interests of our executive officers and eligible employees with the interests of stockholders by linking bonus amounts directly to Company performance. Executive officers and eligible employees (so designated from time to time by the Board) (the "Participants") are eligible to receive cash bonuses under the Plan based on the Company's consolidated net income before tax plus any depreciation, amortization and non-cash interest or non-cash derivative expenses ("Adjusted Pre-Tax Income"). The bonus pool available for all executive officers and key employees shall be equal to 10% of Adjusted Pre-Tax Income of $500,000 to a maximum $5,000,000 for each fiscal year commencing with fiscal 2007 until the Plan is terminated or amended by the Board. No bonus pool shall be allocated if Adjusted Pre-Tax Income is less than $500,000 in a fiscal year.

To be eligible for participation in the Plan's bonus pool Participants must be employed at fiscal year end. The Board has discretion to allocate the bonus pool among Participants and may designate in advance for individual Participants the minimum portion of the bonus pool that may be allocated to them based on their performance in such fiscal year(s). Actual bonus payments, if any, will therefore vary based on the Company's financial performance and individual Participant bonuses will vary on allocation of the bonus pool among Participants each year. In addition the Board has the discretion to award cash bonuses outside the Plan or otherwise increase, reduce or eliminate cash bonuses that would otherwise be payable under the Plan in its sole discretion. Even if the financial performance is not achieved, the Board may award certain Participants cash performance bonuses outside the Plan and may award other performance-based compensation based on fees generated from brokered loans or as the result of other fees.

Our Board of Directors serves as the compensation committee and has not adopted a formal charter. The Board currently performs the following functions regarding compensation for the named executive officers ("NEOs"):

         o Sets Board of Director and committee compensation to which NEOs are eligible.
         o Evaluates NEO performance in light of goals and determines equity awards.
         o Annually reviews the status of the Bonus Plan and any NEO special benefits.

In the future the Board of Directors in their role as compensation committee may:

         o Establish base salaries to existing or future executive officers.
         o Authorize bonus participation within or outside the Bonus Plan or modify the plan or plan parameters.
         o        Establish employee benefits.

PEO COMPENSATION. During fiscal 2007, no base salary was paid or accrued to our PEO, Jerry E. Polis. The Board believes this is a level below the range of base salaries for Principal Executive Officers at similarly situated companies, even for part-time services. The non-payment of salaries reflects an effort to contain costs during the development and growth of our business. The Board believes Mr. Jerry E. Polis has long-term stock incentives through his significant personal stock ownership, equity incentives and eligibility to participate in the Bonus Plan. Mr. Polis is an employee at will.

                           SUMMARY COMPENSATION TABLE

The following table shows for the year ended September 30, 2007 certain compensation information for our PEO, PFO and Subsidiary President (each a "Named Executive Officer" and collectively, the "Named Executive Officers"). We had no other reportable executive officers for fiscal 2007. Certain columns have been omitted as they were not applicable for the Named Executive Officers for the period presented.

                                                                                                OPTION      ALL OTHER
                                                                        SALARY (1)   BONUS    AWARDS (2)  COMPENSATION (3)   TOTAL
                   Name and Principal Position                 Year        ($)        ($)        ($)           ($)            ($)
Jerry E. Polis, President and Chairman (PEO)                   2007     $     --    $  --     $  4,866      $  1,200       $  6,066

Eric M. Polis,  Director, Secretary and Treasurer (PFO) (3)    2007     $     --    $  --     $  4,866      $    600       $  5,466

John R. Blackmon, President of ASI Capital Corporation (4)     2007     $105,000    $  --     $  4,866      $ 10,408       $120,274


(1)      Represents actual cash compensation.
(2) Represents the amount of compensation cost recognized by us in fiscal 2007 related to stock option awards granted and vested during fiscal 2007, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2007. Each named executive officer was granted an option on 20,000 shares exercisable and vesting on the grant date of December 12, 2006 at $0.45 per share and expiring on December 11, 2011 or earlier pursuant to the terms of the 2000 Equity Incentive Plan and individual option agreement.
(3)      Represents director fees paid for attendance at director meetings.
(4) Mr. Blackmon resigned effective September 30, 2007 and was not considered to be an executive officer at the end of our fiscal year. Salary includes $15,000 of consulting during the organization of our Subsidiary prior to employment. Other compensation consists of health insurance premiums paid by the Company.

                      OUTSTANDING EQUITY AWARDS AT YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2007. There were no other outstanding equity awards as of September 30, 2007.

                                                                      Equity
                                                                    Incentive
                                                                   Plan Awards:
                         Number of            Number of             Number of
                        Securities            Securities            Securities
                        Underlying            Underlying            Underlying
                        Unexercised          Unexercised           Unexercised        Option
                          Options              Options               Unearned        Exercise          Option
                            (#)                  (#)                 Options           Price          Expiration
        Name            Exercisable         Unexercisable              (#)              ($)              Date
Jerry E. Polis               10,000               --                    --            $0.35           12/6/2009
                             10,000               --                    --            $0.40            1/8/2011
                             20,000               --                    --            $0.45          12/11/2011

Eric M. Polis                10,000               --                    --            $0.35           12/6/2009
                             10,000               --                    --            $0.40            1/8/2011
                             20,000               --                    --            $0.45          12/11/2011

John R. Blackmon             20,000               --                    --            $0.45          12/11/2011


There were no options exercised by the Named Executive Officers during fiscal 2007.

There are no pension benefits for any Named Executive Officer.

No named executive officer has any employment agreement, termination of employment or change in control arrangement.

DIRECTOR COMPENSATION

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Members of the board of directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to frequency or amount of equity compensation grants for non directors. During fiscal 2007 we paid $200 for each director meeting ($400 for the Chairman) and $50 for each audit committee meeting and no fees for loan committee meetings of our Subsidiary. The following meeting payment rates are currently in effect for fiscal 2008: $200 for each director meeting ($400 for the Chairman) and $100 for each committee meeting (the only current committee is the audit committee of which Mssrs. Fait and Ehrens are the members) including the loan committee of the Subsidiary (current members are Jerry E. Polis and Eric M. Polis). These meeting fees apply to both employee and non-employee directors.

The following table sets forth the compensation paid to our non-employee directors in 2007. Employee director compensation is described above.



                               FEES
                              EARNED
                             OR PAID           OPTION           ALL OTHER
                             IN CASH       AWARDS (2) (3)      COMPENSATION          TOTAL
         Name                  ($)               ($)               ($)                ($)
Gerald L. Ehrens               $650            $2,433                --             $3,083

Richard A. Fait                $650            $2,433                --             $3,083

Dawayne R. Jacobs (1)          $200            $2,433                --             $2,633

         (1) Mr. Jacobs resigned during fiscal 2007 and was not a director at the end of our fiscal year.

         (2) Represents the amount of compensation cost recognized by us in fiscal 2007 related to stock option awards on 10,000 shares granted and fully vested for each listed non-employee director as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

         (3) The following are the aggregate number of option awards outstanding for each of our non-employee directors or former director (Jacobs) at September 30, 2007 - Ehrens: 30,000,
                  Fait: 20,000, and Jacobs: 30,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock Ownership

The following table sets forth, as of November 30, 2007, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

                  NAME AND ADDRESS                                AMOUNT & NATURE
                  OF BENEFICIAL                                     OF BENEFICIAL               PERCENT
                    OWNER                                             OWNERSHIP                 OF CLASS
                    -----                                             ---------                 --------

                  Jerry E. Polis                                   6,774,912 (1)                 41.0%
                  President and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Eric M. Polis                                      366,000 (2)                  2.3%
                  Secretary, Treasurer and Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Gerald L. Ehrens                                   425,000 (3)                  2.7%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  Richard A. Fait                                    170,000 (4)                  1.1%
                  Director
                  980 American Pacific Drive, #111
                  Henderson, Nevada 89014

                  All directors and officers as a group            7,635,912 (5)                 45.5%
                    (4 persons)


----------------------------
(1) Includes 2,784,156 shares held by the Polis Family Trust, 100,000 shares held by Polis Family LLC and 3,141,888 shares held by Davric Corporation, a company controlled by Mr. Polis. Mr. Polis shares investment and voting power over the shares held by Polis Family LLC with Eric M. Polis and other family members. Also includes currently exercisable options on 40,000 shares of common stock and warrants on 578,571 shares of common stock.
(2) Includes 201,000 shares held by family trust and 100,000 shares held by the Polis Family LLC. Mr. Polis shares investment and voting power over the shares held by Polis Family LLC with Jerry E. Polis and other family members. Also includes currently exercisable options on 40,000 shares of common stock and warrants on 25,000 shares of common stock.
(3) Consists of 320,000 shares held by family limited partnership. Also includes currently exercisable options on 30,000 shares of common stock and warrants on 75,000 shares of common stock.

(4) Includes currently exercisable options on 20,000 shares of common stock and warrants on 50,000 shares of common stock.
(5) Includes currently exercisable options on 130,000 shares of common stock and warrants on 728,571 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

We currently share office space with Davric Corporation ("Davric"), an entity controlled by our President and Chairman Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs. We paid $12,000 in 2007 in such costs. On October 31, 2006 we obtained $245,000 pursuant to a Promissory Note payable to Davric. The Promissory Note had monthly interest at 6% per annum and was due October 31, 2007. The proceeds of the note were used to partially fund a $485,000 one-year specialty finance loan. This note was repaid with interest of $1,772 in December 2006. Also effective March 31, 2007 we reimbursed Davric $32,397 for direct out-of-pocket costs associated with the formation and startup of our specialty finance Subsidiary. During the same period we received a broker loan referral fee of $1,950 from Davric for referring a loan not meeting our credit standards.

Effective March 28, 2007, our Subsidiary purchased a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007 from Davric. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated annual rate of 15% and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007, when monthly interest payments commenced at the annual rate of 15%. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006, to the purchase date of March 28, 2007.

Effective on September 21, 2007 our Subsidiary sold two 24% Term Notes payable by an unaffiliated borrower with aggregate outstanding principal of $148,083 to Davric. The cash price received for the notes was $155,362 representing the outstanding principal and accrued unpaid interest at the stated rate of 24% per annum through September 21, 2007. The Subsidiary waived late fees of $2,809 owing by the unaffiliated borrower.

During the year ended September 30, 2007 we incurred interest expense of $35,700 and $36,925, related to $510,000 of 7% subordinated notes held by our current officers and directors and their affiliated entities.

On March 23, 2007, we issued two promissory notes for $125,000 each for aggregate cash of $250,000 with the proceeds applied towards a venture capital loan totaling $750,000 to e.Digital Corporation ("e.Digital"). These two notes payable were issued to entities controlled by two shareholders, one, James A. Barnes, that at the time of purchase was the beneficial owner of more than 5% of our common stock. The notes bear interest at 18% per annum and were due September 23, 2007. In September 2007 we reduced the principal amount of each note by $50,000 and extended the maturity dates to December 23, 2007. In October 2007 we further reduced the principal balance of each note by $50,000.

Our Chairman and President and greater than 10% shareholder, Jerry E. Polis, is a 4.9% shareholder of e.Digital and is also a debtor, through an entity controlled by him, of e.Digital pursuant to an unrelated convertible term note in the principal of amount of $897,848 at September 30, 2007. None of the proceeds of the venture capital loan were applied by e.Digital to pay the term note. Mr. Polis is not an officer or director of e.Digital and the financing was negotiated in the normal course of both companies business. We do not consider e.Digital as a related party.

During the quarter ended March 31, 2007, we sold 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Mr. Jerry E. Polis purchased 3,873,888 shares for $1,743,250, Eric M. Polis purchased 100,000 shares of $45,000 and Gerald E. Ehrens purchased 170,000 shares for $76,500. Two other stockholders, each owning more than 5% of the Company's common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $90,000 through entities controlled by them. James A. Barnes purchased 100,000 shares for $45,000 and Elwood G. Norris purchased 100,000 shares for $45,000. After completion of the sale these two shareholders were no longer 5% shareholders of our company.

Effective in June 2007, our Subsidiary subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our President, Jerry E. Polis, and an unrelated individual. The rate paid pursuant to the sublease is a pass-through of the same monthly rate as charged by the unrelated primary landlord. The Subsidiary received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 relates to space not subleased or improved by the Subsidiary. According to the terms of the sublease the $32,800 is payable at the direction of the sublessor. The current monthly payment of $7,869 is subject to future cost of living and operating expense adjustments, through March 2012.

We recorded $24,000 in 2007 and 2006 as contributed services for officers including Jerry E. Polis. No common stock or other value is due for these contributed services.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of four individuals, two of whom (Messrs. Ehrens and Fait) we have determined are independent under SEC rules. We consider Mr. Jerry E. Polis as our PEO (principal executive officer). Mr. Dawayne Jacobs who was a director during the year but not at year end was also determined to be independent.

ITEM 13. EXHIBITS

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

         4.5 Form of Securities Purchase Agreement dated January 26, 2007 (each individual agreement differs as to investor, amount and shares purchased). Incorporated by reference to Exhibit 99.1 on Form 8-K dated January 29, 2007.

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

         10.7.1 Promissory Note Extension between the Company and Concordia Land, LLC dated October 12, 2006. Incorporated by reference to
                  Exhibit 10.7.1 to Form 10-KSB dated December 19, 2006.

         10.7.2 Payment Guarantee by Concordia Homes of Nevada, Inc. to the Company dated as of October 12, 2005. Incorporated by reference to Exhibit 10.7.2 to Form 10-KSB dated December 19, 2006.

         10.8 Promissory Note between the Company and Aviano, LLC dated April 25, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 1, 2006.

         10.8.1 Payment Guarantee by Concordia Homes of Nevada, Inc. to the Company dated as of April 25, 2006. Incorporated by reference to Exhibit 10.8.1 to Form 10-KSB dated December 19, 2006.

         10.9 Promissory Note payable to Davric Corporation dated October 31, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K dated November 3, 2006.

         10.10 Promissory Note payable to Sunrise Management, Inc. Profit Sharing Plan dated March 23, 2007. Incorporated by reference to Exhibit 99.2 on Form 8-K dated March 29, 2007.

         10.11 Purchase Agreement By and Between Davric Corporation and ASI Capital Corporation dated effective March 28, 2007. Incorporated by reference to Exhibit 99.3 on Form 8-K dated March 29, 2007.

         10.11.1 Note Endorsement to ASI Capital Corporation by Davric Corporation dated March 27, 2007. Incorporated by reference to
                  Exhibit 99.4 on Form 8-K dated March 29, 2007.

         10.11.2 Assignment of Deed of Trust to ASI Capital Corporation by Davric Corporation dated March 27, 2007. Incorporated by reference to Exhibit 99.5 on Form 8-K dated March 29, 2007.

         10.12 Purchase Agreements By and Between ASI Capital Corporation and Davric Corporation and related Note Endorsements dated effective September 21, 2007. Incorporated by reference to
                  Exhibit 99.1 on Form 8-K dated September 21, 2007.


         10.13 Audit Committee Charter adopted September 17, 2007. Incorporated by reference to Exhibit 99.2 on Form 8-K dated September 21, 2007.

         10.14 Sublease dated as of October 11, 2007 between ASI Capital Corporation and Joseph L. Lamarca and Jerry E. Polis. Incorporated by reference to Exhibit 99.1 on Form 8-K dated November 9, 2007.

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

*  Filed herewith.
-----------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee (and previously the entire Board of Directors) pre-approved all audit, audit-related and non-audit services performed by our independent registered public accounting firm and subsequently reviewed the actual fees and expenses paid to Piercy Bowler Taylor & Kern. The Audit Committee has determined that the fees paid to Piercy Bowler Taylor & Kern for non-audit services are compatible with maintaining Piercy Bowler Taylor & Kern's independence as our independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed by Piercy Bowler Taylor & Kern to the date of this report for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2007 and 2006 were $48,370 and $32,397 including expenses, respectively.

AUDIT-RELATED FEES. There were no other fees billed by the Company's principal accountants during the fiscal years ended September 30, 2007 or 2006 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES. There were no fees billed by the Company's principal accountant during the last two fiscal periods for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed by the Company's principal accountants during the fiscal years ended September 30, 2007 or 2006 for professional services rendered for other products or services.


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

Date: December 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                Position                           Date
         ----                --------                           ----


/s/ JERRY E. POLIS      President                              December 18, 2007
    --------------      and Chairman
    Jerry E. Polis      (principal executive officer)

/s/ ERIC M. POLIS       Secretary, Treasurer and Director      December 18, 2007
    -------------       (principal financial and accounting
    Eric M. Polis       officer)


/s/ GERALD L. EHRENS    Director                               December 18, 2007
    ----------------
    Gerald L. Ehrens

/s/ RICHARD A. FAIT     Director                               December 18, 2007
    ---------------
    Richard A. Fait