Form 10QSB
period 2007-12-31
ASI TECHNOLOGY CORP
filed 2008-02-13
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 2007
                                             -----------------

                          Commission File Number 0-6428

                           ASI TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Nevada                                      88-0105586
                ------                                      ----------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

980 American Pacific Drive, Suite #111                        89014
--------------------------------------                        -----
(Address of principal executive offices)                    (Zip Code)

                            (702) 734-1888 (Issuer's
                            ------------------------
                                telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.02 par value                       15,907,152
    ----------------------------                       ----------
              (Class)                     (Outstanding at January 31, 2008)

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements:

                Balance Sheets as of December 31, 2007 (unaudited)
                and September 30, 2007                                         3

                Statements of Operations for the three months
                ended December 31, 2007 and 2006 (unaudited)                   4

                Statements of Comprehensive Income (Loss) and
                Stockholders' Equity for the three months ended
                December 31, 2007 and 2006 (unaudited)                         5

                Statements of Cash Flows for the three months
                ended December 31, 2007 and 2006 (unaudited)                   6

                Notes to Interim Consolidated Financial Statements
                (unaudited)                                                    7

        Item 2. Management's Discussion and Analysis or Plan of Operation     10

        Item 3. Controls and Procedures                                       13

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             13
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   13
        Item 3. Defaults upon Senior Securities                               14
        Item 4. Submission of Matters to a Vote of Security Holders           14
        Item 5. Other Information                                             14
        Item 6. Exhibits                                                      14


        SIGNATURES                                                            15


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                   ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31,
                                                   2007       September 30,
                                                (unaudited)      2007 (a)
--------------------------------------------    -----------   -------------
ASSETS
  Cash  and cash equivalents                    $  493,958    $    280,311
  Marketable securities                             13,059          13,503
  Notes receivable, net                          5,676,302       5,907,472
  Interest receivable                               39,002          48,885
  Deferred taxes                                    32,000               -
  Property and equipment, net                      220,815         232,345
  Prepaid expenses                                  19,680          24,859
                                                -----------   -------------

                                                $6,494,816    $  6,507,375
                                                ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Shareholder notes and accrued interest        $        -    $    150,518
  Subordinated notes and accrued interest,
    net of discount of $25,908 and $37,099,
    respectively                                   991,592         980,401
  Accounts payable and accrued expenses             40,637          43,510
  Deferred rent                                     90,942          96,291
                                                -----------   -------------
                                                 1,123,171       1,270,720
                                                -----------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock, $.02 par value; 30,000,000
    shares authorized, 15,907,152  and
    15,907,552 issued and outstanding              318,171         318,171
  Additional paid-in capital                     8,670,324       8,664,532
  Treasury shares at cost, 1,000 common
    shares each period                                (442)           (442)
  Deficit                                       (3,607,967)     (3,744,109)
  Accumulated other comprehensive loss              (8,441)         (1,497)
                                                -----------   -------------
                                                 5,371,645       5,236,655
                                                -----------   -------------

                                                $6,494,816    $  6,507,375
                                                ===========   =============


See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2007.


                   ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                   2007           2006
--------------------------------------------    -----------   -------------

INCOME:
  Interest and fees on notes                    $  273,086    $     72,603
  Other investment income                            2,822             723
                                                -----------   -------------
                                                   275,908          73,326
                                                -----------   -------------
EXPENSES:
  Interest                                          31,922          30,462
  Research and development                               -           2,165
  Collection, general and administrative           139,844          61,261
                                                -----------   -------------
                                                   171,766          93,888
                                                -----------   -------------

Income (loss) before income tax benefit            104,142         (20,562)
Income tax benefit                                 (32,000)              -
                                                -----------   -------------
NET INCOME (LOSS)                               $  136,142    $    (20,562)
                                                ===========   =============

INCOME (LOSS) PER SHARE:
  Basic                                         $     0.01    $      (0.00)
                                                ===========   =============
  Diluted                                       $     0.01    $      (0.00)
                                                ===========   =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic                                         15,907,291       7,018,664
                                                ===========   =============
  Diluted                                       15,926,703       7,018,664
                                                ===========   =============


See notes to interim consolidated financial statements.



                                              ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY
                                                             (unaudited)
                                       FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006


                                                                                                          Accumulated
                                                 Common Stock        Additiona                                Other
                             Comprehensive    ------------------      Paid-In      Treasury               Comprehensive
                             Income (Loss)    Shares     Dollars      Capital       Shares      Deficit   Income (Loss)    Total
                             -------------------------------------------------------------------------------------------------------

BALANCES, OCTOBER 1, 2007                   15,907,552   $318,171    $8,664,532     $ (442)   $(3,744,109)   $ (1,497)   $5,236,655

  Contributed services                               -          -         6,000          -              -           -         6,000

  Purchase and retirement
    of treasury shares                            (400)                    (208)         -                                     (208)

Comprehensive loss:
  Net income                 $    136,142            -          -             -          -        136,142           -       136,142
  Unrealized loss on
    marketable securities          (6,944)           -          -             -          -              -      (6,944)       (6,944)
                             ------------
  Total comprehensive
    income for the period    $    129,198
                             ============
                                           -----------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2007                 15,907,152   $318,171    $8,670,324     $ (442)   $(3,607,967)   $ (8,441)   $5,371,645
                                           =========================================================================================

BALANCES, OCTOBER 1, 2006                    7,018,664   $140,393    $4,796,709     $ (442)   $(3,797,370)               $1,139,290

  Contributed services                               -          -         6,000          -              -                     6,000

  Stock-based compensation                           -          -        27,979          -              -                    27,979

  Net loss                   $    (20,562)           -          -             -          -        (20,562)                  (20,562)
                             ============
                                           ---------------------------------------------------------------              ------------
BALANCES, DECEMBER 31, 2006                  7,018,664   $140,393    $4,830,688     $ (442)   $(3,817,932)               $1,152,707
                                           ===============================================================              ============


See notes to interim consolidated financial statements.



                                 ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   2007           2006
----------------------------------------------------------------------------    -----------   -------------

OPERATING ACTIVITIES
  Net income (loss)                                                             $  136,142    $    (20,562)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                   13,659               -
    Amortization of loan fees and prepaid interest                                 (95,954)        (10,371)
    Amortization of deferred rent                                                   (5,349)              -
    Deferred taxes                                                                 (32,000)              -
    Contributed services                                                             6,000           6,000
    Stock-based compensation                                                             -          27,979
    Non-cash interest expense                                                       10,673          11,190
    Decrease in accrued interest                                                     9,883               -
    Decrease in prepaid expenses                                                     5,179               -
    Increase (decrease) in accounts payable and accrued expenses                    (2,873)          3,791
                                                                                -----------   -------------
      Net cash provided by operating activities                                     45,360          18,027
                                                                                -----------   -------------

INVESTING ACTIVITIES
  Purchase of equipment and improvements                                            (2,629)              -
  Proceeds from equipment sale                                                         500               -
  Loans originated                                                                (500,000)       (485,000)
  Collections from borrowers                                                       820,624         800,000
                                                                                -----------   -------------
    Net cash provided by investing activities                                      318,495         315,000
                                                                                -----------   -------------

FINANCING ACTIVITIES
  Repayments of shareholder notes                                                 (150,000)              -
  Purchase of treasury shares                                                         (208)              -
  Proceeds from related party borrowings                                                 -         245,000
  Repayments of related party borrowings                                                 -        (245,000)
                                                                                -----------   -------------
    Net cash used by financing activities                                         (150,208)              -
                                                                                -----------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          213,647         333,027

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     280,311         285,631
                                                                                -----------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  493,958    $    618,658
                                                                                ===========   =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                                      $   21,249    $     19,272
  Loan origination fee received in investment securities                        $    6,500


See notes to interim consolidated financial statements.


                                       6

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               December 31, 2007


1. OPERATIONS
ASI Technology Corporation ("ASI") and its wholly-owned subsidiary, ASI Capital Corporation (the "Subsidiary") is primarily a specialty finance company and the consolidated financial statements include the accounts of ASI and the Subsidiary (collectively, the "Company") after elimination of intercompany transactions and balances. The Company's specialty lending activities include commercial, residential and venture capital loans. The Company's limited other activity has been focused on plasma technology for sterilization and decontamination.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2007, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company's Annual Report on Form 10KSB for the year ended September 30, 2007, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

3. INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are excluded from the diluted computation as their effect would be anti-dilutive. Loss per share for the period ended December 31, 2006 is presented without considering the effect of common share equivalents because to do so would be anti-dilutive for the period. There was no difference between basic and diluted income (loss) per share for the periods presented as the effect of dilutive securities was not material to the computation.

4. NOTES RECEIVABLE
The Company's note receivable portfolio as of December 31, 2007 mature within twelve months and consist of the following types of loans:

                                                   RANGE OF
                                                    STATED
                DESCRIPTION                      INTEREST RATES      BALANCE
Commercial real estate secured by trust deeds       15%-24%        $  5,058,034
Residential real estate second trust                  24%                81,768
Corporate loans secured by asset liens              18%-24%             606,000
Other loans secured by various assets                 24%                17,800
                                                                  --------------
    Total notes receivable, gross                                     5,763,602
Unearned fees and other                                                 (87,300)
                                                                  --------------
    Net notes receivable                                           $  5,676,302
                                                                  ==============

Three customers accounted for 45%, 21% and 16% of interest and fees on notes for the three months ended December 31, 2007, and one customer accounted for 100% of interest and fees on notes for the three months ended December 31, 2006. A single customer for purposes of this disclosure includes affiliated entities that are substantially under common control. All notes are current in payment status and management believes that all outstanding notes are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               December 31, 2007


The following table summarizes finance activity related to notes receivable for the periods presented:

                                                   THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                  2007             2006
        Balance, beginning of period         $  5,907,472    $  1,785,000
        Originations                              500,000         485,000
        Deferred finance charges, net              89,454               -
        Principal collected                      (820,624)       (800,000)
                                            --------------  --------------
        Balance, end of period               $  5,676,302    $  1,470,000
                                            ==============  ==============

5. SUBORDINATED NOTES AND WARRANTS
The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, with interest payable quarterly. In connection with warrants issued with the Subordinated Notes, the Company is amortizing debt discount of $128,300 as additional non-cash interest expense over the Subordinated Note term. Unamortized note discount at December 31, 2007, was $25,908, and non-cash interest amortized for the three month periods ended December 31, 2007 and 2006, was $11,191 and $11,190, respectively.

6. STOCK-BASED COMPENSATION
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. At December 31, 2007, there were options outstanding for 285,000 common shares exercisable at prices ranging from $0.35 to $0.45 per share through 2011. All outstanding options are vested and exercisable.

The Company's employee stock options have various restrictions that tend to reduce option value, including restrictions on transfer, among others. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $27,979 of stock compensation expense for the three months ended December 31, 2006. No options were granted during the three months ended December 31, 2007. At December 31, 2007, all outstanding options had previously vested.

7. RELATED PARTY TRANSACTIONS
The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $3,000 for each of the three-month periods ended December 31, 2007 and 2006.

During the three month periods ended December 31, 2007 and, 2006, the Company incurred interest expense of $8,925 and $10,697, respectively, related to notes held by officers and directors.

During the three month periods ended December 31, 2007 and 2006, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $6,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased by the Company's President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The current monthly payment of $7,869 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the three months ended December 31, 2007 was $18,257.

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               December 31, 2007


8. INCOME TAXES
The income tax benefit for the three months ended December 31, 2007, results from the partial reversal of the valuation allowance for deferred tax assets due to the expected utilization of net operating loss carryforwards and other temporary differences. This causes the Company's effective tax rate to vary from the federal statutory rate of 34%. The Company believes it is more likely than not that such net deferred tax assets will be realized in future periods due to recent quarterly profitability and expected future profitability. A valuation allowance is maintained against the deferred tax asset related to capital loss carryforwards due to improbability regarding the occurrence of future capital gains necessary to realize the carryforward losses.

In July 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN
48). The Company's adoption of FIN 48 effective October 1, 2007, did not impact its financial condition, results of operations or cash flows.

9. SEGMENT REPORTING
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments.

                                            SPECIALTY       TECHNOLOGY
                                             FINANCE        DEVELOPMENT     UNALLOCATED         TOTAL
THREE MONTHS ENDED DECEMBER 31, 2007
Interest, fee and investment income         $  275,908                      $         -       $  275,908
Interest expense                               (31,922)                               -          (31,922)
Research and development                             -                                -                -
Collection, general and administrative         (78,417)                         (61,427)        (139,844)
Income (loss) from operations               $  165,569                      $   (61,427)      $  104,142
Assets                                      $6,494,816                      $         -       $6,494,816

THREE MONTHS ENDED DECEMBER 31, 2006
Interest, fee and investment income         $   73,326      $        -      $         -       $   73,326
Interest expense                               (30,462)              -                -          (30,462)
Research and development                             -          (2,165)               -           (2,165)
Collection, general and administrative               -               -          (61,261)         (61,261)
Income (loss) from operations               $   42,864      $   (2,165)     $   (61,261)      $  (20,562)
Assets                                      $2,108,693      $        -      $         -       $2,108,693

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. Our other activity has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds and, from time to time, sales of equity or debt securities. To date we have not employed participating investor note financing or other institutional financing. Our operating income depends largely upon net interest income, which is the difference between interest income from notes and investments and interest expense on notes payable. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors, many beyond our control.

In general, the mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. We believe our executive management's experience in the Nevada market and their direct involvement in our underwriting process of each loan and the limited number of real estate projects financed, limits our exposure from the general risks associated with the real estate industry. However, a major or prolonged downturn in real estate values and activity could affect the ability of our borrowers to refinance or otherwise repay outstanding notes and therefore have an adverse affect on our financial condition or results of operations.

OVERALL PERFORMANCE
We reported net income of $136,142 for the three months ended December 31, 2007, primarily as a result of the operation of our specialty finance business, compared to a net loss of $20,562 for the comparable first quarter of the year prior. There can be no assurance, however, that we will report positive income in future quarters as operations are dependent on a variety of factors, some outside the control of management. We have limited loan diversification, and any single loan loss could have a material adverse impact on our financial position and our results of operations. We may incur additional costs during the balance of fiscal 2008 to comply with the requirements of the Sarbanes-Oxley Act of 2002, and we may elect to incur additional costs to develop our plasma or other technologies.

Our financial statements require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans. Unlike typical industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have over time a more direct impact on our financial performance than the effects of inflation may generally have on a typical industrial company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Additional information on our most critical accounting policies is described in our annual report on Form 10-KSB for the year ended September 30, 2007. Matters related to significant accounting estimates follows:

      Our adoption of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO 109 effective October 1, 2007, did not impact our financial condition, results of operations or cash flows but prompted us to modify our accounting policy for income taxes to include the recognitions of interest and penalties, if any, related to unrecognized tax benefits as part of our provision for income taxes.

      We evaluate quarterly our ability to utilize deferred tax assets arising from net operating loss and capital carryforwards and other tax attributes and record a valuation allowance when it is not more likely than not that the deferred tax assets will be utilized. Until the current quarter for the past several years, a 100% valuation allowance had been provided as a result of our long history of losses resulting from our operations primarily in the technology development segment of our business. During the current quarter, we partially reversed the valuation allowance related to net operating loss carryforwards because of our recent profitability in the specialty finance segment and expected near term profitability. However, because of our long history of losses and significant uncertainty about our longer term profitability, a material valuation allowance remains for that portion of the deferred tax assets that management believes is not more likely than not to be realized. Such estimate might change materially with the next twelve months based on evolving events.

      We also evaluate quarterly the collectability of our notes receivable. As of December 31, 2007, no allowance for loan losses has been provided because all receivables are current in payment status and believed likely to be collected, and because of the nature of the related collateral. However, general market risks associated with the real estate industry are high. Since our portfolio of receivables consists of a few individually significant notes concentrated with a few customers collateralized primarily with real estate, the ability of our customers to repay the amounts owed and/or the value of our collateral might be negatively impacted unexpectedly during the next twelve months that might cause us to materially modify our estimated allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

Assets
------
Total assets were $6,494,816 at December 31, 2007 comparable to September 30, 2007. The size of our note portfolio (net) decreased $231,170 from $5,907,472 to $5,676,302 at December 31, 2007. The decrease notes was primarily the result of note collections in excess of originations. Cash similarly increased. See "Liquidity and Capital Resources."

At December 31, 2007 we had twelve notes outstanding with aggregate stated principal of $5,763,602 compared to twelve notes with aggregate stated principal of $6,084,225 at September 30, 2007.

Liabilities
-----------
Total liabilities decreased $147,549 from September 30, 2007 to December 31, 2007. The decrease was primarily due to retiring $150,000 in shareholder notes.

Equity
------
Stockholders' equity increased $134,990 from September 30, 2007 to December 31, 2007 primarily as a result of net income.

SEGMENT REPORTING
Our operations are organized into two reportable segments based upon their distinct operating characteristics. The specialty finance segment includes all lending activities and the technology development segment includes all technology research and development activities. We allocate identified collection, general and administrative costs between segments. All assets are considered as employed in specialty finance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Income. Interest and fee income from notes was $273,086 for the three months ended December 31, 2007, compared to $72,603 for the comparable period in fiscal 2007. At December 31, 2007, we had $5,763,602 principal balance of notes receivable earning interest compared to $1,470,000 at December 31, 2006. We have increased note originations following our $4 million equity placement during the prior year. Interest and fee income from notes is dependent upon average balances and interest rates outstanding from time to time as the average yield on notes is currently in excess of 15% compared to an average yield of 4%-5% on cash and cash equivalents.

There can be no assurance of future revenues from our technology investment activity.

Research and Development. We incurred no research and development costs in the most recent quarter. Research and development expenses may vary significantly from quarter to quarter depending on management's allocation of resources to fund research and development. We expect to incur additional research and development costs in fiscal 2008 on our plasma decontamination and sterilization technology.

Collection, General and Administrative. Collection, general and administrative costs were $139,844 for the three months ended December 31, 2007 compared to $61,261 for the comparable three months of 2007. The increase resulted primarily from additional personnel and related costs ($36,000), occupancy costs ($22,000) and professional fees and other costs ($31,000) associated with being a public company.

The level of future collection, general and administrative costs will be dependent on our level of activity and elections made regarding collection, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, we had cash and cash equivalents of $493,958 compared to $280,311 at September 30, 2007. Net cash provided by operating activities was $45,360 during the first three months of fiscal 2008.

We purchased $2,629 of equipment during the three months ended December 31, 2007. We expended $500,000 on note originations and we collected $820,624 on notes during the first quarter of the current year.

We retired $150,000 of shareholder notes during the first quarter of fiscal 2008. Our only outstanding debt consists of $1,000,000 of subordinated notes due July 31, 2008.

Our principal source of liquidity at December 31, 2007 consisted of cash and cash equivalents of $493,958. We also have notes receivable with stated principal balances aggregating $5,763,602 due within twelve months including approximately $4.1 million due prior to July 31, 2008 the due date of our $1,000,000 of subordinated notes. We have no other unused sources of liquidity at this time.

We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. The principal of these notes of $1,000,000 is due July 31, 2008. Although note holders have warrants expiring on the same date with an aggregate exercise price of $714,285 that may be applied to reduce the note principal, there can be no assurance that any warrant holders will so apply such exercise price especially since the warrant exercise price exceeds the current market price. Accordingly, we may be obligated to pay the total principal amount of $1,000,000 in cash on the due date.

Our current notes receivable produce quarterly income of approximately $275,000 supplemented by investment income on cash and cash equivalents. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow. Based on current expectations and business conditions, and assuming note income due us, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months.

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

In December 2007, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations" ("SFAS No. 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the PURCHASE METHOD) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. Since we are not contemplating any business combinations after its effective date we do not presently expect any impact of SFAS No. 141R on our consolidated financial statements.

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

(b) Changes in internal controls over financial reporting.
There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal period to which this report relates that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes purchases of common stock during the quarter ended December 31, 2007.

---------------------------- ------------------ ----------------- ------------------------- -------------------------
                                                                           (c)
                                    (a)               (b)             Total Number of                 (d)
                               Total Numbers     Average Price      Shares Purchased as         Maximum Number of
          Period                 of Shares      Paid per Share       Part of Publicly        Shares that May Yet be
                                 Purchased                          Announced Plans or         Purchased Under the
                                                                         Programs               Plans or Programs
---------------------------- ------------------ ----------------- ------------------------- -------------------------
Month 1 (October 1 to
October 31)                         -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- -------------------------
Month 2 (November 1 to
November 30)                        400 (1)           $0.52                 None                      None
---------------------------- ------------------ ----------------- ------------------------- -------------------------
Month 3 (December 1 to
December 31)                        -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- -------------------------
Total                               400               $0.52                 None                      None
---------------------------- ------------------ ----------------- ------------------------- -------------------------

(1) The above purchase was not made pursuant to any publicly announced plan or program and was made in a private transaction with one shareholder's estate.

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

                                                ASI TECHNOLOGY CORPORATION

Date: February 12, 2008                         By: /s/ ERIC M. POLIS
                                                    ----------------------------
                                                    Eric M. Polis
                                                    Secretary and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer and duly
                                                    authorized to sign on behalf
                                                    of the Registrant)