Form 10QSB
period 2008-03-31
ASI TECHNOLOGY CORP
filed 2008-05-12
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 2008

                          Commission File Number 0-6428

                           ASI TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        88-0105586
            ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 980 AMERICAN PACIFIC DRIVE, SUITE #111                     89014
----------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

                                 (702) 734-1888
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $.02 PAR VALUE                               15,897,152
----------------------------                               ----------
         (Class)                                 (Outstanding at April 30, 2008)

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

          Balance Sheets as of March 31, 2008 (unaudited)
          and September 30, 2007                                               3

          Statements of Operations for the three and six months
          ended March 31, 2008 and 2007 (unaudited)                            4

          Statements of Comprehensive Income (Loss) and Stockholders'
          Equity for the six months ended March 31, 2008 and 2007 (unaudited)  5

          Statements of Cash Flows for the six months
          ended March 31, 2008 and 2007 (unaudited)                            6

          Notes to Interim Consolidated Financial Statements (unaudited)       7

     Item 2. Management's Discussion and Analysis or Plan of Operation        11

     Item 3. Controls and Procedures                                          14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                14
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      14
     Item 3. Defaults upon Senior Securities                                  15
     Item 4. Submission of Matters to a Vote of Security Holders              15
     Item 5. Other Information                                                15
     Item 6. Exhibits                                                         15

     SIGNATURES                                                               15

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                      March 31,
                                                        2008       September 30,
                                                     (unaudited)      2007 (a)
--------------------------------------------         -----------    -----------
ASSETS
Cash  and cash equivalents                           $   599,216    $   280,311
Marketable securities                                     28,413         13,503
Notes receivable, net                                  5,642,811      5,907,472
Interest receivable                                       21,226         48,885
Deferred taxes                                            21,000             --
Property and equipment, net                              207,696        232,345
Prepaid expenses                                           9,242         24,859
                                                     -----------    -----------

                                                     $ 6,529,604    $ 6,507,375
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Shareholder notes and accrued interest               $        --    $   150,518
Subordinated notes and accrued interest, net of
  discount of $14,840 and $37,099, respectively        1,002,660        980,401
Accounts payable and accrued expenses                     41,950         43,510
Deferred rent                                             85,592         96,291
                                                     -----------    -----------
                                                       1,130,202      1,270,720
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized,
  none issued or outstanding
Common stock, $.02 par value; 30,000,000 shares
  authorized, 15,908,152  and 15,908,552 issued          318,171        318,171
Additional paid-in capital                             8,678,841      8,664,532
Less 11,000 and 1,000 common shares in treasury
  at cost                                                 (4,994)          (442)
Deficit                                               (3,590,529)    (3,744,109)
Accumulated other comprehensive loss                      (2,087)        (1,497)
                                                     -----------    -----------
                                                       5,399,402      5,236,655
                                                     -----------    -----------

                                                     $ 6,529,604    $ 6,507,375
                                                     ===========    ===========

See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2007.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                              Three Months Ended              Six Months Ended
                                                   March 31,                      March 31,
                                             2008            2007            2008           2007
---------------------------------------------------------------------    ---------------------------

Income:
Interest and fees                        $    194,843    $     63,009    $    467,929   $    135,612
Other investment income                         4,123          19,308           6,945         20,031
                                         ------------    ------------    ------------   ------------
                                              198,966          82,317         474,874        155,643
                                         ------------    ------------    ------------   ------------
Expenses:
Interest                                       28,569          29,557          60,491         60,019
Research and development                           --           1,300              --          3,465
Collection, general and administrative        135,959          69,961         275,803        131,222
                                         ------------    ------------    ------------   ------------
                                              164,528         100,818         336,294        194,706
                                         ------------    ------------    ------------   ------------

Income (loss) before income tax                34,438         (18,501)        138,580        (39,063)
Income tax (expense) benefit                  (17,000)             --          15,000             --
                                         ------------    ------------    ------------   ------------
Net income (loss)                        $     17,438    $    (18,501)   $    153,580   $    (39,063)
                                         ============    ============    ============   ============

Income (loss) per share:
Basic                                    $       0.00    $      (0.00)   $       0.01   $      (0.00)
                                         ============    ============    ============   ============
Diluted                                  $       0.00    $      (0.00)   $       0.01   $      (0.00)
                                         ============    ============    ============   ============
Weighted average number of common
shares outstanding:
Basic                                      15,906,603       9,209,306      15,906,949      8,101,948
                                         ============    ============    ============   ============
Diluted                                    15,931,047       9,209,306      15,931,393      8,101,948
                                         ============    ============    ============   ============


See notes to interim consolidated financial statements.





ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY
(unaudited)
For the Six Months Ended March 31, 2008 and 2007

                                                                                                       Accumulated
                                                 Common Stock      Additional                            Other
                             Comprehensive  ---------------------   Paid-In    Treasury                Comprehensive
                             Income (Loss)    Shares     Dollars    Capital     Shares      Deficit    Income (Loss)      Total
                              ------------  ----------  ---------  ----------  --------   -----------  ------------    ------------
Balances, October 1, 2007                   15,908,552  $ 318,171  $8,664,532  $   (442)  $(3,744,109) $     (1,497)   $  5,236,655

  Contributed services                              --         --     12,000        --            --            --          12,000

  Stock-based compensation                          --         --      2,517        --            --            --           2,517

  Purchase and retirement
    of 400 treasury shares                        (400)        --       (208)       --            --            --            (208)

  Purchase of 10,000 treasury
    shares                                          --         --         --    (4,552)           --            --          (4,552)

Comprehensive loss:
 Net income                   $    153,580          --         --         --        --       153,580            --         153,580
  Unrealized loss on
    marketable securities             (590)         --         --         --        --            --          (590)           (590)
                              ------------
Total comprehensive income
  for the period              $    152,990
                              ============
                                            ----------  ---------  ----------  --------   -----------  ------------    ------------
BALANCES, MARCH 31, 2008                    15,908,152  $ 318,171  $8,678,841  $ (4,994)  $(3,590,529) $     (2,087)   $  5,399,402
                                            ==========  =========  ==========  ========   ===========  ============    ============


Balances, October 1, 2006                    7,019,664  $ 140,393  $4,796,709  $   (442)  $(3,797,370) $         --    $  1,139,290

  Contributed services                              --         --      12,000        --            --            --          12,000

  Stock-based compensation                          --         --      27,979        --            --            --          27,979

  Sale of stock at $.45 per
    share (net of issuance
    costs of $6,378)                         8,888,888    177,778   3,815,844        --            --            --       3,993,622

  Net loss                    $    (39,063)         --         --          --        --       (39,063)           --         (39,063)
  Unrealized gain on
    marketable securities            2,612          --         --          --        --            --         2,612           2,612
                              ------------
Total comprehensive loss
  for the period              $    (36,451)
                              ============
                                            ----------  ---------  ----------  --------   -----------  ------------    ------------
BALANCES, MARCH 31, 2007                    15,908,552  $ 318,171  $8,652,532  $   (442)  $(3,836,433) $      2,612    $  5,136,440
                                            ==========  =========  ==========  ========   ===========  ============    ============

See notes to interim consolidated financial statements.



ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                         Six Months Ended
                                                                            March 31,
                                                                       2008            2007
----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                 $   153,580    $   (39,063)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                       26,778             --
     Amortization of loan fees and prepaid interest                    (159,854)        (4,608)
     Allowance for loan losses                                           27,000             --
     Amortization of deferred rent                                      (10,699)            --
     Deferred taxes                                                     (21,000)            --
     Contributed services                                                12,000         12,000
     Stock-based compensation                                             2,517         27,979
     Non-cash interest expense                                           21,741         23,247
     Decrease in accrued interest                                        27,659         (7,477)
     Decrease in prepaid expenses                                        15,617         (1,964)
     Increase (decrease) in accounts payable and accrued expenses        (1,560)        13,309
                                                                    -----------    -----------
        Net cash provided by operating activities                        93,779         23,423
                                                                    -----------    -----------

INVESTING ACTIVITIES
  Purchase of equipment and improvements                                 (2,629)        (9,571)
  Proceeds from equipment sale                                              500             --
  Loans originated                                                     (500,000)    (1,360,850)
  Note purchased from related party                                          --       (725,800)
  Collections from borrowers                                            882,015        967,000
                                                                    -----------    -----------
        Net cash provided (used) by investing activities                379,886     (1,129,221)
                                                                    -----------    -----------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         --      4,000,000
  Offering costs paid                                                        --         (6,378)
  Procceds from shareholder notes                                            --        250,000
  Repayments of shareholder notes                                      (150,000)            --
  Purchase of treasury shares                                            (4,760)            --
  Proceeds from related party borrowings                                     --        245,000
  Repayments of  related party borrowings                                    --       (245,000)
                                                                    -----------    -----------
        Net cash provided (used) by financing activities               (154,760)     4,243,622
                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               318,905      3,137,824

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          280,311        285,631
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   599,216    $ 3,423,455
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                          $    38,750    $    36,772
  Loan origination fee received in investment securities            $    15,500    $    15,000


See notes to interim consolidated financial statements.

                                       6

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2008

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2008, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company's Annual Report on Form 10KSB for the year ended September 30, 2007, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

3. INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are excluded from the diluted computation as their effect would be anti-dilutive. Loss per share for the periods ended March 31, 2007, is presented without considering the effect of common share equivalents because to do so would be anti-dilutive for the period.

4. NOTES RECEIVABLE

The Company's note receivable portfolio as of March 31, 2008, mature within one year and consist of the following types of loans at March 31, 2008 and 2007:

                                                    RANGE OF                 MARCH 31,
                                                     STATED          -------------------------
         DESCRIPTION                              INTEREST RATES       2008           2007
Commercial real estate secured by trust deeds        15%-24%         $ 5,036,280   $ 2,192,600
Residential real estate second trust                   24%                81,648            --
Corporate loans secured by asset liens               18%-24%             566,482       750,000
Other loans secured by various assets                  24%                17,800            --
                                                                     -----------   -----------
    Total notes receivable, gross                                      5,702,210     2,942,600
Unearned fees and other                                                  (32,399)      (48,342)
Less allowance for losses                                                (27,000)           --
                                                                     -----------   -----------
   Net notes receivable                                              $ 5,642,811   $ 2,894,258
                                                                     ===========   ===========


Three customers accounted for 49%, 20% and 17% of interest and fees on notes for the six months ended March 31, 2008, and one customer accounted for 92% of interest and fees on notes for the six months ended March 31, 2007. A single customer for purposes of this disclosure includes affiliated entities that are substantially under common control. A total of two notes for $1,027,000 were in nonaccrual status at March 31, 2008, and the Company has established a note loss reserve of $27,000. All remaining notes are current in payment status and management believes they are collectible.

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2008

The following table summarizes finance activity related to notes receivable for the periods presented:

                                                          Six months ended
                                                             March 31,
                                                    ---------------------------
                                                       2008             2007
Balance, beginning of period                        $ 5,907,472     $ 1,785,000
Originations                                            500,000       1,364,600
Note purchased from related party (Note 7)                   --         760,000
Deferred finance charges, net                           144,354         (48,342)
Allowance for note losses                               (27,000)             --
Principal collected                                    (882,015)       (967,000)
                                                    -----------     -----------
Balance, end of period                              $ 5,642,811     $ 2,894,258
                                                    ===========     ===========

5. SUBORDINATED NOTES AND WARRANTS

The Company has $1,000,000 of 7% subordinated notes ("Subordinated Notes") due July 31, 2008, with interest payable quarterly. In connection with warrants issued with the Subordinated Notes, the Company is amortizing debt discount of $128,300 as additional non-cash interest expense over the Subordinated Note term. Unamortized note discount at March 31, 2008, was $14,840, and non-cash interest amortized for the six month periods ended March 31, 2008 and 2007, was $22,259 and $22,137, respectively.

6. STOCK-BASED COMPENSATION

The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT (SFAS 123R) effective October 1, 2006. The effect of adopting SFAS 123R was $27,979 for the three and six months ended March 31, 2007 and $2,517 for the three and six months ended March 31, 2008. The Company recorded stock-based compensation in its consolidated statements of operations of $27,979 for the three and six months ended March 31, 2007 and $2,517 for the three and six months ended March 31, 2008.

The following table summarizes stock option activity for the current six month period:

                                                                            WEIGHTED
                                        SHARES        WEIGHTED AVERAGE    AVERAGE LIFE       AGGREGATE
                                           #           EXERCISE PRICE        (YEARS)      INTRINSIC VALUE
---------------------------------------------------------------------------------------------------------
Outstanding September 30, 2007            285,000           $0.41
Granted                                   100,000           $0.45
Canceled/expired                          (50,000)          $0.42
Exercised                                       -             -
---------------------------------------------------------------------------------------------------------
Outstanding March 31, 2008 (1)            335,000           $0.42              3.4            $11,000
---------------------------------------------------------------------------------------------------------
Exercisable at March 31, 2008             235,000           $0.40              2.8            $11,000
---------------------------------------------------------------------------------------------------------

(1)      Options outstanding are exercisable at prices ranging from $0.35 to $0.45 and expire over the period from 2009 to 2013.
(2)      Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2008 of $0.45 and excludes the impact of options that were not in-the-money.

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2008

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The weighted-average estimated fair value of the 100,000 options granted during the six months ended March 31, 2008 to employees and consultants was $0.29 per share, using the Black-Scholes option pricing model. The following weighted average assumptions (annualized percentages) were used for the respective periods:

                                                       SIX MONTHS ENDED
                                              MARCH 31, 2008      MARCH 31, 2007
    Volatility                                    148.9%              131.0%
    Risk-free interest rate                         2.2%                3.9%
    Dividend yield                                  0.0%                0.0%
    Expected life in years                          3.5                 5.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

No options were exercised during the periods ended March 31, 2008 or 2007, and no excess tax benefit for the tax deductions related to stock-based awards was recognized. As of March 31, 2008, total estimated compensation cost of options granted but not yet vested was $26,244.

7. RELATED PARTY TRANSACTIONS

The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $6,000 for each of the six-month periods ended March 31, 2008 and 2007.

During each of the six-month periods ended March 31, 2008 and, 2007, the Company incurred interest expense of $17,850 related to notes held by officers and directors.

During the six-month periods ended March 31, 2008 and 2007, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $12,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased by the Company's President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The current monthly payment of $7,869 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the six months ended March 31, 2008 was $36,695.

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

8. INCOME TAXES

The income tax benefit for the six months ended March 31, 2008, results from the partial reversal of the valuation allowance for deferred tax assets due to the expected utilization of net operating loss carryforwards and other temporary differences. The prior valuation allowance and reversals cause the Company's effective tax rate to vary from the federal statutory rate of 34%. The Company believes it is more likely than not that such net deferred tax assets will be realized in future periods due to recent profitability and expected future profitability. A valuation allowance is maintained against the deferred tax asset related to capital loss carryforwards due to improbability regarding the occurrence of future capital gains necessary to realize the carryforward losses.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). The Company's adoption of FIN 48, did not impact its financial condition, results of operations, cash flows, net loss carryforwards or related valuation allowances.

9. SEGMENT REPORTING

The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments.

                                          Specialty     Technology
                                           Finance      Development    Unallocated       Total
THREE MONTHS ENDED MARCH 31, 2008
---------------------------------
Interest, fee and investment income      $   198,966    $        --    $        --    $   198,966
Interest expense                             (28,569)            --             --        (28,569)
Research and development                          --             --             --             --
Collection, general and administrative       (97,088)            --        (38,871)      (135,959)
Segment profit (loss), pre-tax                73,309             --        (38,871)        34,438

SIX MONTHS ENDED MARCH 31, 2008
-------------------------------
Interest, fee and investment income      $   474,874    $        --    $        --    $   474,874
Interest expense                             (60,491)            --             --        (60,491)
Research and development                          --             --             --             --
Collection, general and administrative      (175,505)            --       (100,298)      (275,803)
Segment profit (loss), pre-tax               238,878             --       (100,298)       138,580
Assets                                     6,529,604             --             --      6,529,604

THREE MONTHS ENDED MARCH 31, 2007
---------------------------------
Interest, fee and investment income      $    82,317    $        --    $        --    $    82,317
Interest expense                             (29,557)            --             --        (29,557)
Research and development                          --         (1,300)            --         (1,300)
Collection, general and administrative       (30,042)            --        (39,919)       (69,961)
Segment profit (loss), pre-tax                22,718         (1,300)       (39,919)       (18,501)

SIX MONTHS ENDED MARCH 31, 2007
-------------------------------
Interest, fee and investment income      $   155,643    $        --    $        --    $   155,643
Interest expense                             (60,019)            --             --        (60,019)
Research and development                          --         (3,465)            --         (3,465)
Collection, general and administrative       (30,042)            --       (101,180)      (131,222)
Segment profit (loss), pre-tax                65,582         (3,465)      (101,180)       (39,063)
Assets                                     6,364,001             --             --      6,364,001

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

In general, the mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. We believe our management's experience in the Nevada market and their direct involvement in our underwriting process of each loan and the limited number of real estate projects financed, limits our exposure from the general risks associated with the real estate industry. However, a major or prolonged downturn in real estate values and activity could affect the ability of our borrowers to refinance or otherwise repay outstanding notes and therefore have an adverse affect on our financial condition or results of operations.

OVERALL PERFORMANCE

We reported net income of $153,580 for the six months ended March 31, 2008, primarily as a result of the operation of our specialty finance business, compared to a net loss of $39,063 for the comparable six months of the year prior. There can be no assurance, however, that we will report positive income in future quarters as operations are dependent on a variety of factors, some outside the control of management. Results include a note loss provision of $27,000 recorded in the second fiscal quarter for one note. We have limited loan diversification, and any single loan loss could have a material adverse impact on our financial position and our results of operations. We may incur additional costs during the balance of fiscal 2008 to comply with the requirements of the Sarbanes-Oxley Act of 2002, and we may elect to incur additional costs to develop our plasma or other technologies.

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

      Income Taxes
      ------------
      Our adoption of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO 109 effective October 1, 2007, did not impact our financial condition, results of operations or cash flows but prompted us to modify our accounting policy for income taxes to include the recognitions of interest and penalties, if any, related to unrecognized tax benefits as part of our provision for income taxes.

      We evaluate quarterly our ability to utilize deferred tax assets arising from net operating loss and capital carryforwards and other tax attributes and record a valuation allowance when it is not more likely than not that the deferred tax assets will be utilized. For the past several years, a 100% valuation allowance had been provided as a result of our long history of losses resulting from our operations primarily in the technology development segment of our business. During the first quarter of the current year we partially reversed the valuation allowance related to net operating loss carryforwards because of our recent profitability in the specialty finance segment and expected near term profitability. However, because of our long history of losses and significant uncertainty about our longer term profitability, a material valuation allowance remains for that portion of the deferred tax assets that management believes is not more likely than not to be realized. Such estimate might change materially with the next twelve months based on evolving events.

      Loan Loss Reserves
      ------------------
      We also evaluate quarterly the collectability of our notes receivable. As of March 31, 2008, we had an allowance for note losses of $27,000. Management's evaluation is based primarily on payment status including the likelihood of collection and the nature and estimated value of the related collateral. However, general market risks associated with the real estate industry are high. Since our portfolio of receivables consists of a few individually significant notes concentrated with a few customers collateralized primarily with real estate, the ability of our customers to repay the amounts owed and/or the value of our collateral might be negatively impacted unexpectedly during the next twelve months that might cause us to materially modify our estimated allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND SEPTEMBER 30, 2007

Assets
------
Total assets were $6,529,604 at March 31, 2008 comparable to September 30, 2007. The size of our note portfolio (net) decreased $264,661 from $5,907,472 to $5,642,811 at March 31, 2008. The decrease was primarily the result of collections in excess of originations. Cash similarly increased. See "Liquidity and Capital Resources."

At March 31, 2008, we had 12 notes outstanding with aggregate stated principal of $5,702,210 compared to twelve notes with aggregate stated principal of $6,084,225 at September 30, 2007.

Liabilities
-----------
Total liabilities decreased $140,518 from September 30, 2007 to March 31, 2008. The decrease was primarily due to repaying $150,000 in shareholder notes.

Equity
------
Stockholders' equity increased $162,747 from September 30, 2007 to March 31, 2008 primarily as a result of net income.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
2007

INCOME. Interest and fee income from notes was $194,843 for the three months ended March 31, 2008, compared to $63,009 for the comparable period in fiscal 2007. At March 31, 2008, we had $5,702,210 principal balance of notes receivable compared to $2,942,600 at March 31, 2007. We increased note originations following our $4 million equity placement during the prior year. Interest and fee income from notes is dependent upon average balances and interest rates outstanding from time to time as the average yield on notes is currently in excess of 15% compared to an average yield of 2.5%-3.2% on cash and cash equivalents.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs were $135,959 for the three months ended March 31, 2008 compared to $69,961 for the comparable three months of 2007. The increase resulted primarily from additional occupancy costs of $18,000, depreciation expense of $11,000 and the note loss provision of $27,000.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

INCOME. Interest and fee income from notes was $467,929 for the six months ended March 31, 2008, compared to $135,612 for the comparable period in fiscal 2007. The increase resulted from increased note balances earning income in the most recent period resulting from the $4 million in equity financing completed in the prior year.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs were $275,803 for the six months ended March 31, 2008 compared to $131,222 for the comparable six months of 2007. The increase resulted primarily from additional personnel and related costs of $41,000, occupancy costs of $38,000, depreciation expense of $27,000 and the $27,000 note loss provision.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and cash equivalents of $599,216 compared to $280,311 at September 30, 2007. Net cash provided by operating activities was $93,779 during the first six months of fiscal 2008 representing an increase from the $23,423 generated for the comparable first six months of the prior year.

Our principal source of liquidity at March 31, 2008 consisted of cash and cash equivalents of $599,216. We also have notes receivable with stated principal balances aggregating $5,702,210 due within twelve months including approximately $4 million due prior to July 31, 2008, the due date of our $1,000,000 of subordinated notes. Our current notes receivable produce quarterly income of approximately $275,000 supplemented by investment income on cash and cash equivalents. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow. Based on current expectations and business conditions, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months.

We are committed to pay 7% interest on our subordinated notes payable quarterly or $17,500 per quarter. The principal of these notes of $1,000,000 is due July 31, 2008. Although note holders have warrants expiring on the same date with an aggregate exercise price of $714,285 that may be applied to reduce the note principal, there can be no assurance that any warrant holders will so apply such exercise price especially since the warrant exercise price exceeds the current market price. Accordingly, we may be obligated to pay the total principal amount of $1,000,000 in cash on the due date or attempt to renegotiate note terms.

We may incur research and development expenditures in the second half of our current fiscal year but the amounts and timing of any such discretionary expenditures have not yet been determined by management.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes purchases of common stock during the quarter ended March 31, 2008.

                                                                            (c)
                                    (a)               (b)          Total Number of Shares              (d)
                             Total Numbers of     Average Price     Purchased as Part of    Maximum Number of Shares
                             Shares Purchased    Paid per Share      Publicly Announced          that May Yet be
          Period                                                     Plans or Programs         Purchased Under the
                                                                                                Plans or Programs
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 1 (January 1 to
January 31)                         -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 2 (February 1 to
February 29)                        -0-               None                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------
Month 3 (March 1 to
March 31)                         10,000             $0.45                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------

Total                             10,000             $0.45                  None                      None
---------------------------- ------------------ ----------------- ------------------------- --------------------------

   (1) The above purchase was not made pursuant to any publicly announced plan or program.

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

                                     ASI TECHNOLOGY CORPORATION

Date: May 12, 2008               By: /s/ ERIC M. POLIS
                                     Eric M. Polis
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting Officer
                                     and duly authorized to sign on behalf of
                                     the Registrant)