Form 10QSB
period 2008-06-30
ASI TECHNOLOGY CORP
filed 2008-08-11
CIK 7951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2008
                                               -------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         COMMON STOCK, $.02 PAR VALUE                     17,125,723
         ----------------------------                     ----------
                  (Class)                        (Outstanding at August 4, 2008)

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]



                           ASI TECHNOLOGY CORPORATION
                                      INDEX

                                                                                Page

PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

                  Balance Sheets as of June 30, 2008 (unaudited)
                  and September 30, 2007                                         3

                  Statements of Operations for the three and nine months
                   ended June 30, 2008 and 2007 (unaudited)                      4

                  Statements of Comprehensive Income (Loss) and Stockholders'
                    Equity for the nine months ended June 30, 2008 and 2007
                   (unaudited)                                                   5

                  Statements of Cash Flows for the nine months
                   ended June 30, 2008 and 2007 (unaudited)                      6

                 Notes to Interim Consolidated Financial Statements (unaudited)  7

         Item 2. Management's Discussion and Analysis or Plan of Operation      12

         Item 3. Controls and Procedures                                        15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                              16
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    16
         Item 3. Defaults upon Senior Securities                                16
         Item 4. Submission of Matters to a Vote of Security Holders            16
         Item 5. Other Information                                              16
         Item 6. Exhibits                                                       16


         SIGNATURES                                                             16


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,
                                                                   2008       September 30,
                                                                (unaudited)      2007(a)
------------------------------------------------------------   ------------   ------------
ASSETS
 Cash and cash equivalents                                     $   542,284    $   280,311
 Marketable securities                                              93,646         13,503
 Notes receivable, net                                           5,588,665      5,907,472
 Interest receivable                                                33,920         48,885
 Deferred taxes                                                     24,000           --
 Property and equipment, net                                       194,577        232,345
 Prepaid expenses                                                   27,379         24,859
                                                               -----------    -----------

                                                               $ 6,504,471    $ 6,507,375
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Shareholder notes and accrued interest                        $      --      $   150,518
 Subordinated notes and accrued interest, net of discount of
  $3,771 and $37,099, respectively                               1,013,729        980,401
 Accounts payable and accrued expenses                              20,138         43,510
 Deferred rent                                                      80,243         96,291
                                                               -----------    -----------
                                                                 1,114,110      1,270,720
                                                               -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, 1,000,000 shares authorized,
  none issued or outstanding
 Common stock, $.02 par value;30,000,000 shares authorized,
  15,908,152 and 15,908,552 issued                                 318,171        318,171
 Additional paid-in capital                                      8,688,436      8,664,532
 Less 11,000 and 1,000 common shares in treasury at cost            (4,994)          (442)
 Deficit                                                        (3,599,398)    (3,744,109)
 Accumulated other comprehensive loss                              (11,854)        (1,497)
                                                               -----------    -----------
                                                                 5,390,361      5,236,655
                                                               -----------    -----------

                                                               $ 6,504,471    $ 6,507,375
                                                               ===========    ===========

See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2007.



ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,

                                                  2008               2007              2008                2007
-----------------------------------------------------------------------------      ------------------------------

INCOME:
  Interest and fees                           $    187,855       $    155,572      $    655,784      $    291,184
  Other investment income                            2,873             34,429             9,818            54,460
                                              ------------       ------------      ------------      ------------
                                                   190,728            190,001           665,602           345,644
                                              ------------       ------------      ------------      ------------
EXPENSES:
  Interest                                          28,569             39,572            89,060            99,591
  Research and development                             872              2,000               872             5,465
  Collection, general and administrative           162,156            132,163           437,959           263,385
                                              ------------       ------------      ------------      ------------
                                                   191,597            173,735           527,891           368,441
                                              ------------       ------------      ------------      ------------

Income (loss) before income tax                       (869)            16,266           137,711           (22,797)
Income tax (expense) benefit                        (8,000)              --               7,000              --
                                              ------------       ------------      ------------      ------------
NET INCOME (LOSS)                             $     (8,869)      $     16,266      $    144,711      $    (22,797)
                                              ============       ============      ============      ============

INCOME (LOSS) PER SHARE:
  Basic                                       $      (0.00)      $       0.00      $       0.01      $      (0.00)
                                              ============       ============      ============      ============
  Diluted                                                        $       0.00      $       0.01
                                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic                                         15,897,152         15,907,552        15,903,695        10,703,816
                                              ============       ============      ============      ============
  Diluted                                       15,897,152         15,907,552        15,907,268        10,703,816
                                              ============       ============      ============      ============


See notes to interim consolidated financial statements.



ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007



                                                                                                            Accumulated
                                                        Common Stock     Additional                            Other
                                     Comprehensive  --------------------  Paid-In    Treasury              Comprehensive
                                     Income (Loss)   Shares     Dollars   Capital     Shares     Deficit    Income (Loss)   Total
                                     -----------------------------------------------------------------------------------------------

BALANCES, OCTOBER 1, 2007                         15,908,552  $ 318,171 $8,664,532  $   (442) $(3,744,109) $     (1,497) $5,236,655

 Contributed services                                     --         --     18,000        --           --            --      18,000

 Stock-based compensation                                 --         --      6,112        --           --            --       6,112

 Purchase and retirement of 400
  treasury shares                                       (400)        --       (208)       --           --            --        (208)

 Purchase of 10,000 treasury shares                       --         --         --    (4,552)          --            --      (4,552)

Comprehensive loss:
 Net income                          $    144,711         --         --         --        --      144,711            --     144,711
 Unrealized loss on marketable
   securities                             (10,357)        --         --         --        --           --       (10,357)    (10,357)
                                     -------------
 Total comprehensive income for
  the period                         $    134,354
                                     =============

                                                  ----------------------------------------------------------------------------------
BALANCES, JUNE 30, 2008                           15,908,152  $ 318,171 $8,688,436  $ (4,994) $(3,599,398) $    (11,854) $5,390,361
                                                  ==================================================================================


BALANCES, OCTOBER 1, 2006                          7,019,664  $ 140,393 $4,796,709  $   (442) $(3,797,370) $         --  $1,139,290

 Contributed services                                     --         --     18,000        --           --            --      18,000

 Stock-based compensation                                 --         --     27,979        --           --            --      27,979

 Sale of stock at $.45 per
  share (net of issuance
  costs of $6,378)                                 8,888,888    177,778  3,815,844        --           --            --   3,993,622

Net loss                             $    (22,797)        --         --         --        --      (22,797)           --     (22,797)
Unrealized loss on marketable
   securities                              (1,791)        --         --         --        --           --        (1,791)     (1,791)
                                     -------------
Total comprehensive loss for
 the period                          $    (24,588)
                                     =============

                                                  ----------------------------------------------------------------------------------
BALANCES, JUNE 30, 2007                           15,908,552  $ 318,171 $8,658,532  $   (442) $(3,820,167) $     (1,791) $5,154,303
                                                  ==================================================================================


See notes to interim consolidated financial statements.


ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                           NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                       2008               2007
--------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income (loss)                                                  $   144,711       $   (22,797)
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization of property and equipment                39,897             2,609
  Amortization of loan fees and prepaid interest                       (191,975)          (66,016)
  Allowance for loan losses                                              78,000              --
  Amortization of deferred rent                                         (16,048)             --
  Deferred taxes                                                        (24,000)             --
  Contributed services                                                   18,000            18,000
  Stock-based compensation                                                6,112            27,979
  Non-cash interest expense                                              32,810            34,069
  Decrease (increase) in interest receivable                             14,965           (10,071)
  Increase in marketable securities                                     (75,000)             --
  Increase in prepaid expenses                                           (2,520)             --
  Increase in other assets                                                 --             (30,111)
  Increase (decrease) in accounts payable and accrued expenses          (23,372)           14,096
                                                                    -----------       -----------
     Net cash provided (used) by operating activities                     1,580           (32,242)
                                                                    -----------       -----------

INVESTING ACTIVITIES
 Purchase of equipment and improvements                                  (2,629)         (135,307)
 Proceeds from equipment sale                                               500              --
 Advance to landlord                                                       --             (98,848)
 Loans originated                                                      (500,000)       (2,737,810)
 Note purchased from related party                                         --            (725,800)
 Collections from borrowers                                             917,282           999,100
                                                                    -----------       -----------
    Net cash provided (used) by investing activities                    415,153        (2,698,665)
                                                                    -----------       -----------

FINANCING ACTIVITIES
 Proceeds from sale of common stock                                        --           4,000,000
 Offering costs paid                                                       --              (6,378)
 Proceeds from borrowing, shareholder                                      --             250,000
 Repayments of borrowing, shareholder                                  (150,000)             --
 Purchase of treasury shares                                             (4,760)             --
 Proceeds from related party borrowings                                    --             245,000
 Repayments of related party borrowings                                    --            (245,000)
                                                                    -----------       -----------
    Net cash provided (used) by financing activities                   (154,760)        4,243,622
                                                                    -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               261,973         1,512,715

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          280,311           285,631
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   542,284       $ 1,798,346
                                                                    ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for interest                           $    56,250       $    65,522
 Loan origination fee received in investment securities             $    15,500       $    15,000




See notes to interim consolidated financial statements.


                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2008

1. OPERATIONS
The consolidated financial statements include the accounts of ASI Technology
Corporation ("ASI") and its wholly-owned subsidiary, ASI Capital Corporation
(the "Subsidiary") (collectively, the "Company") after elimination of intercompany transactions and balances. The Company's specialty lending activities include commercial, residential and venture capital loans. The
Company's limited other activity has been focused on plasma technology for sterilization and decontamination.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange
Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2008, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company's Annual Report on Form
10KSB for the year ended September 30, 2007, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

3. INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are excluded from the diluted computation as their effect would be anti-dilutive. Loss per share for nine month period ended June 30, 2007, is presented without considering the effect of common share equivalents because to do so would be anti-dilutive for the period.

4. NOTES RECEIVABLE

The Company's note receivable portfolio as of June 30, 2008, mature within one year and consist of the following types of loans at June 30, 2008 and 2007:


                                                        Range of                      June 30,
                                                         Stated          ----------------------------------
                          Description                 Interest Rates          2008               2007
                                                  ------------------     ---------------    ---------------
Commercial real estate secured by trust deeds           15%-24%              $5,015,025         $3,706,400
Residential real estate second trust                      24%                    54,648                  -
Corporate loans secured by asset liens                  18%-24%                 552,470            780,000
Other loans secured by various assets                     24%                    17,800                  -
                                                                         ---------------    ---------------
    Total notes receivable, gross                                             5,639,943          4,486,400
Unearned fees and other                                                            (278)          (185,874)
Allowance for loan losses                                                       (51,000)                 -
                                                                         ---------------    ---------------
                                                                             $5,588,665         $4,300,526
                                                                         ===============    ===============

Four customers accounted for 51%, 22%, 12% and 12%, respectively, of interest and fee income on notes for the nine months ended June 30, 2008, and three customers accounted for 53%, 21% and 17%, respectively, of interest and fee income on notes for the nine months ended June 30, 2007. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control. Two notes totaling $1,102,469 were in nonaccrual status at June 30, 2008, and the Company has established an allowance for loan losses of

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2008


$51,000. The Company believes one nonaccrual note for $1,000,000 is sufficiently collateralized and has consented to an assumption of the note by new debtors that is expected to occur during the fourth quarter, ending the nonaccrual period. All remaining notes are current in payment status and management believes they are collectible.

Allowance for loan losses activity is summarized below:

                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                   -----------------------------
                                                      2008              2007
                                                   -----------       -----------
Allowance - beginning of period                    $      --         $      --
  Provision                                             78,000              --
  Charge-offs                                          (27,000)             --
                                                   -----------       -----------
Allowance - end of period                          $    51,000       $      --
                                                   ===========       ===========


The following table summarizes finance activity related to notes receivable for the periods presented:

                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      2008              2007
                                                  -----------       -----------
Balance - beginning of period                     $ 5,907,472       $ 1,785,000
Originations                                          500,000         2,940,500
Note purchased from related party (Note 7)               --             760,000
Deferred finance charges, net                         176,475          (185,874)
Loan loss provision                                   (78,000)             --
Principal collected                                  (917,282)         (999,100)
                                                  -----------       -----------
Balance - end of period                           $ 5,588,665       $ 4,300,526
                                                  ===========       ===========


5. SUBORDINATED NOTES AND WARRANTS
As of June 30, 2008 (Note 11) the Company had $1,000,000 ($510,000 due to officers/directors) of 7% subordinated notes plus accrued interest due July 31, 2008, with interest payable quarterly (Note 7). In connection with warrants issued with the subordinated notes, the Company was amortizing debt discount of $128,300 as additional non-cash interest expense over the term of the subordinated notes. Unamortized note discount at June 30, 2008, was $3,771, and non-cash interest amortized for the nine-month periods ended June 30, 2008 and 2007, was $33,328 and $33,206, respectively.

6. STOCK-BASED COMPENSATION
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the "Plan") and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT (SFAS 123R) effective October 1, 2006. The effect of adopting SFAS 123R was to reduce net income by $27,979 for the three and nine months ended June 30, 2007, $3,595 for the three and $6,112 for the nine months ended June 30, 2008, $0.00 per share for all such periods.

The following table summarizes stock option activity for the current nine-month period:

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2008

                                                                           WEIGHTED
                                       SHARES        WEIGHTED AVERAGE    AVERAGE LIFE   AGGREGATE
                                          #           EXERCISE PRICE        (YEARS)   INTRINSIC VALUE
-----------------------------------------------------------------------------------------------------
Outstanding September 30, 2007           285,000           $0.41
Granted                                  100,000           $0.45
Canceled/expired                         (50,000)          $0.42
Exercised                                      -             -
----------------------------------------------------------------------------------------------------
Outstanding June 30, 2008 (1)            335,000           $0.42              3.2        $111,500
----------------------------------------------------------------------------------------------------
Exercisable at June 30, 2008             247,500           $0.41              2.7         $85,250
----------------------------------------------------------------------------------------------------

         (1) Options outstanding are exercisable at prices ranging from $0.35 to $0.45 and expire over the period from 2009 to 2013.
         (2) Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2008 of $0.75.

The Company's employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The weighted-average estimated fair value of the 100,000 options granted during the nine months ended June 30, 2008 to employees and consultants was $0.29 per share, using the Black-Scholes option pricing model using the following weighted average assumptions (annualized percentages) for the respective periods:

                                                       NINE MONTHS ENDED
                                                       -----------------
                                                 JUNE 30, 2008     JUNE 30, 2007
                                                 -------------     -------------
                  Volatility                        148.9%            131.0%
                  Risk-free interest rate             2.2%              3.9%
                  Dividend yield                      0.0%              0.0%
                  Expected life in years              3.5               5.0


The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

No options were exercised during the periods ended June 30, 2008 or 2007, and no excess tax benefit for the tax deductions related to stock-based awards was recognized. As of June 30, 2008, total estimated compensation cost of options granted but not yet vested was $22,649.

7. RELATED PARTY TRANSACTIONS

The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $9,000 for each of the nine-month periods ended June 30, 2008 and 2007.

During the nine-month periods ended June 30, 2008 and, 2007, the Company incurred interest expense of $26,775 and $28,547, respectively, related to subordinated notes held by officers and directors.

During the nine-month periods ended June 30, 2008 and 2007, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $18,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased personally by the Company's President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate rent expense, net of deferred rent amortization, for the nine months ended June 30, 2008 was $55,779.

                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2008


During 2007, the Subsidiary purchased from an entity owned by the Company's President a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000 with an original issue date of December 28, 2006, and a due date of December 28, 2007. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated annual rate of 15% and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007, when monthly interest payments commenced at the annual rate of 15%. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from December 28, 2006, to the purchase date of March 28, 2007.

8. INCOME TAXES
The Company's effective tax rate for the nine months ended June 30, 2008 varies from the federal statutory rate of 34% due to the reversal of a tax asset valuation allowance ($72,000) offset by the effect of contributed services expense ($18,000) and non-cash interest expense ($33,000) related to debt discounts that are not deductible for income tax reporting purposes. Management of the Company believes it is more likely than not that its net deferred tax assets will be realized in the current year due to recent and expected future profitability. A valuation allowance is maintained, however, against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward. The difference between the Company's effective and the statutory tax rate for the other periods presented is the result of valuation allowances and net operating loss carryforwards.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). The Company's adoption of FIN 48, did not have any effect on its financial condition, results of operations, cash flows, deferred tax assets or related valuation allowances.

9. SEGMENT REPORTING
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments.

                                             SPECIALTY        TECHNOLOGY
                                              FINANCE         DEVELOPMENT       UNALLOCATED          TOTAL
                                              -------         -----------       -----------          -----
THREE MONTHS ENDED JUNE 30, 2008
--------------------------------
Interest, fee and investment income         $   190,728       $      --         $      --         $   190,728
Interest expense                                (28,569)             --                --             (28,569)
Research and development                           --                (872)             --                (872)
Collection, general and administrative         (122,883)             --             (39,273)         (162,156)
                                            -----------       -----------       -----------       -----------
Segment profit (loss), pre-tax              $    39,276       $      (872)      $   (39,273)      $      (869)
                                            ===========       ===========       ===========       ===========

NINE MONTHS ENDED JUNE 30, 2008
-------------------------------
Interest, fee and investment income         $   665,602       $      --         $      --         $   665,602
Interest expense                                (89,060)             --                --             (89,060)
Research and development                           --                (872)             --                (872)
Collection, general and administrative         (298,388)             --            (139,571)         (437,959)
                                            -----------       -----------       -----------       -----------
Segment profit (loss), pre-tax              $   278,154       $      (872)      $  (139,571)      $   137,711
                                            ===========       ===========       ===========       ===========
Assets                                      $ 6,504,471       $      --         $      --         $ 6,504,471
                                            ===========       ===========       ===========       ===========


                    ASI TECHNOLOGY CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2008


                                             SPECIALTY        TECHNOLOGY
                                              FINANCE         DEVELOPMENT       UNALLOCATED          TOTAL
                                              -------         -----------       -----------          -----
THREE MONTHS ENDED JUNE 30, 2007
--------------------------------
Interest, fee and investment income         $   190,001       $      --         $      --         $   190,001
Interest expense                                (39,572)             --                --             (39,572)
Research and development                           --              (2,000)             --              (2,000)
Collection, general and administrative         (106,739)             --             (25,424)         (132,163)
                                            -----------       -----------       -----------       -----------
Segment profit (loss), pre-tax              $    43,690       $    (2,000)      $   (25,424)      $    16,266
                                            ===========       ===========       ===========       ===========

NINE MONTHS ENDED JUNE 30, 2007
-------------------------------
Interest, fee and investment income         $   345,644       $      --         $      --         $   345,644
Interest expense                                (99,591)             --                --             (99,591)
Research and development                           --              (5,465)             --              (5,465)
Collection, general and administrative         (136,781)             --            (126,604)         (263,385)
                                            -----------       -----------       -----------       -----------
Segment profit (loss), pre-tax              $   109,272       $    (5,465)      $  (126,604)      $   (22,797)
                                            ===========       ===========       ===========       ===========
Assets                                      $ 6,393,473       $      --         $      --         $ 6,393,473
                                            ===========       ===========       ===========       ===========

10. BANK AND OTHER CASH EQUIVALENT DEPOSITS IN EXCESS OF FDIC LIMITS
The Company maintains its cash accounts at several financial institutions. Certain of these financial institutions do not provide Federal Deposit Insurance Corporation ("FDIC") insurance. As of June 30, 2008, the amount of bank and cash equivalent deposits that exceeded or are not covered by the FDIC or other similar insurance was approximately $449,000. The risk of losses related to such concentration may be increasing as a result of economic developments.

11. SUBSEQUENT EVENT
Subsequent to June 30, 2008 the Company retired its $1,000,000 of its subordinated notes payable for cash of $430,714 and the balance was applied by the creditors to the exercise of warrants to purchase 1,138,571 shares of the Company's common stock. Of the $430,714 officers and directors were paid $178,214 to retire the principal of subordinated notes held by them, and they applied $331,786 to the exercise of warrants to purchase 663,571 shares of the Company's common stock. Additional warrants for 90,000 shares of common stock were also exercised by an officer/director for cash proceeds of $45,000 and warrants on 200,000 shares expired unexercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. Our other activity has not been significant recently and has been focused on the development of plasma technology for sterilization and decontamination.

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

We rely primarily on our management's contacts and referrals from attorneys, title companies and other industry professionals to identify prospective borrowers. Management selects the projects and loans and makes all investment decisions. We have no formal policies for credit and collateral evaluation, collections, extensions or foreclosure and recovery and management makes these decisions based on experience on a case-by-case basis. However management generally considers factors such as the following in evaluating potential loan recipients or in granting loan extensions:
         o Loan to property value, generally supported by property appraisals
         o Financial statements, background, experience and payment history of the borrower
         o        Location and condition of the collateral

We deny or approve loans or loan extensions based on our capacity, the above factors and other factors including negotiating interest rates and payments on a case-by-case basis.

In general, the mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. We believe our management's experience in the Nevada market and their direct involvement in the underwriting process of each new loan or extension of an existing loan along with the limited number of real estate projects financed, limits our exposure from the general risks associated with the real estate industry. However, a major or prolonged downturn in real estate values and activity could affect the ability of our borrowers to refinance or otherwise repay outstanding notes and therefore have an adverse affect on our financial condition or results of operations.

OVERALL PERFORMANCE
We reported net income of $144,711 for the nine months ended June 30, 2008, primarily as a result of the operation of our specialty finance business, compared to a net loss of $22,797 for the comparable nine months of the year prior. There can be no assurance, however, that we will report positive income in future quarters as operations are dependent on a variety of factors, some outside the control of management. Results include a loan loss provision of $78,000. We have limited loan diversification, and any single loan loss could have a material adverse impact on our financial position and our results of operations. During the balance of fiscal 2008, we may elect to incur additional costs to develop our plasma or other technologies.

Our financial statements require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans however the current market environment is adversely affecting collateral values. Unlike typical industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have over time a more direct impact on our financial performance than the effects of inflation may generally have on a typical industrial company.

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

         INCOME TAXES
         ------------
         Our adoption of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO 109 effective October 1, 2007, did not have an effect on our financial condition, results of operations or cash flows but prompted us to modify our accounting policy for income taxes to include the recognitions of interest and penalties, if any, related to unrecognized tax benefits as part of our provision for income taxes.

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

         LOAN LOSS ALLOWANCES
         --------------------
         We also evaluate quarterly the collectability of our notes receivable. As of June 30, 2008, we had an allowance for loan losses of $51,000 resulting from a provision for loan losses of $78,000, reduced by a $27,000 note charge-off in the third quarter. Management's evaluation is based primarily on payment status including the likelihood of collection and the nature and estimated value of the related collateral. However, general market risks associated with the real estate industry are high. Since our portfolio of receivables consists of a few individually significant notes concentrated with a few customers collateralized primarily with real estate, the ability of our customers to repay the amounts owed and/or the value of our collateral might be negatively impacted unexpectedly during the next twelve months that might cause us to materially modify our estimated allowance for loan losses.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND SEPTEMBER 30, 2007

ASSETS
------
Total assets were approximately $6.5 million at June 30, 2008 and September 30, 2007. Our cash increased and our note portfolio ($5,588,665 at June 30, 2008) decreased over $300,000 because collections exceeded originations.

See "Liquidity and Capital Resources."

At June 30, 2008, we had ten notes outstanding with aggregate stated principal of $5,639,943 compared to twelve notes with aggregate stated principal of $6,084,225 at September 30, 2007.

LIABILITIES
-----------
Total liabilities decreased $156,610 from September 30, 2007 to June 30, 2008. The decrease was primarily due to repaying $150,000 in shareholder notes.

EQUITY
------
Stockholders' equity increased $153,706 from September 30, 2007 to June 30, 2008 primarily as a result of net income.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND
2007

INCOME. Interest and fee income from notes was $190,728 for the three months ended June 30, 2008, comparable to $190,001 for the same period of fiscal 2007. At June 30, 2008, we had $5,639,943 principal balance of notes receivable compared to $4,486,400 at June 30, 2007. We increased note originations following our $4 million equity placement during the second quarter of the prior year. Interest and fee income from notes is dependent upon average balances and interest rates outstanding from time to time as the average yield on notes is currently in excess of 15% compared to an average yield of 2.5%-3.2% on cash and cash equivalents.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs were $163,028 for the three months ended June 30, 2008 compared to $132,163 for the comparable three months of 2007. The increase resulted primarily from additional occupancy costs of $11,000, depreciation expense of $10,000 and a provision for loan losses of $51,000 offset by a $45,000 reduction in personnel costs.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

INCOME. Interest and fee income from notes was $665,602 for the nine months ended June 30, 2008, compared to $345,644 for the comparable period in fiscal 2007. The increase resulted from increased note balances earning income in the most recent period resulting from the $4 million in equity financing completed in the second quarter of the prior year.

COLLECTION, GENERAL AND ADMINISTRATIVE. Collection, general and administrative costs increased $175,446 to $438,831 for the nine months ended June 30, 2008 compared to $263,385 for the comparable nine months of 2007. The increase resulted primarily from additional personnel and related costs of $32,000, increased occupancy costs of $52,000, depreciation expense of $40,000 and a $78,000 provision for loan losses. Non-cash stock option expense decreased from $10,919 in the most recent nine-month period.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, we had cash and cash equivalents of $542,284 compared to $280,311 at September 30, 2007. Net cash provided by operating activities was $1,580 during the first nine months of fiscal 2008, an increase of $33,822 over the comparable first nine months of the prior year.

Our principal source of liquidity at June 30, 2008 consisted of cash and cash equivalents of $542,284. We also have marketable securities of $93,646 and notes receivable with stated principal balances aggregating $5,639,943 due within twelve months. Subsequent to June 30, 2008 we used $430,714 to retire at maturity our 7% Subordinated Notes with the balance of the notes being applied by holders to exercise warrants. Our current notes receivable produce quarterly income of approximately $200,000. A default on the interest or principal due us on any note would have a material adverse impact on our operations, liquidity and cash flow. Based on current expectations and business conditions, we believe we have sufficient financial resources to meet our cash requirements for the next twelve months.

We may incur research and development expenditures in the last quarter of our current fiscal year. We are currently committed to fund research for approximately $21,000 for plasma decontamination and sterilization in the last quarter of this year. The amounts and timing of any additional discretionary expenditures have not yet been determined by management.

RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133, to require enhanced disclosures about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but will not have an effect on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that the adoption of SFAS No. 160 will have any impact on our near term future consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 157, FAIR VALUE MEASUREMENTS. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, THE

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), BUSINESS COMBINATIONS ("SFAS No. 141R). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. Since we are not contemplating any business combinations after its effective date we do not presently expect any impact of SFAS No. 141R on our consolidated financial statements.

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

                                         ASI TECHNOLOGY CORPORATION

Date: August 11, 2008               By:   /s/ ERIC M. POLIS
                                          --------------------------
                                          Eric M. Polis
                                          Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)