Form 10-K
period 2008-09-30
ASI TECHNOLOGY CORP
filed 2008-12-17
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission file number: 0-6428

ASI Technology Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

980 American Pacific Drive, Suite #111
Henderson, Nevada 89014
(Address of principal executive offices)

(702) 734-1888
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.02

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company ..  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]  Accelerated filer [_]  Non-accelerated filer   [_]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 31, 2008 was approximately $3,828,000 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of December 15, 2008 there were 17,125,723 shares of ASI Technology Corporation Common Stock, par value $.02, outstanding.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. EXAMPLES OF FORWARD LOOKING STATEMENTS INCLUDE THE EXPECTATIONS OF THE COMPANY WITH RESPECT TO ITS STRATEGY. THERE CAN BE NO ASSURANCES THAT THE COMPANY'S FINANCIAL GOALS WILL BE REALIZED. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “ESTIMATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE,” “GOAL,” “OBJECTIVE” AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

In this report, the terms “ASI,” “the Company,” “we,” “us,” and “our” refer to ASI Technology Corporation.

Part I

ITEM 1. BUSINESS.

Introduction

ASI Technology Corporation (“ASI”) is incorporated under the laws of the State of Nevada. We are primarily a specialty finance company that provides financing for commercial, residential and venture capital loans. In December 2006, we incorporated a wholly-owned subsidiary, ASI Capital Corporation (“Subsidiary”) and conduct specialty finance real estate loan activities through this subsidiary. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination that we licensed in January 2003. We have no current plans or commitments regarding any other operating or development activities, however we have acquired other technologies in the past and may pursue other technology or acquisitions or mergers in the future.

We have two reportable segments, specialty finance and technology development.

Our specialty finance activities to date have focused on making real estate loans and corporate and other loans. Real estate notes generally are advanced to “bridge” finance projects during the development, zoning or permitting phase from land acquisition to the start of construction or resale. Our real estate notes are generally receivable over a term of up to one-year with varying interest rates. Term extensions are sometimes granted when additional time is required for development, zoning or permitting. Generally real estate related notes are secured by deeds of trust or similar legal liens such as mortgages on property but may be subordinate to a first deed of trust or other obligations. Corporate and other loans are generally collateralized by various corporate or other assets and are generally for terms up to one year. All these types of loans are considered high risk and are not insured or guaranteed by any other party or any government agency.

The credit and capital markets have deteriorated on a global basis over the last two years, triggered initially by credit problems in the United States subprime residential mortgage sector. In 2008, the “subprime contagion” spread to virtually every debt market, including the market for real estate loans, causing dramatic declines in asset values, widespread illiquidity and massive losses at many financial institutions. The mortgage banking environment has experienced considerable strain from rising delinquencies and liquidity pressures. This environment has adversely affected real estate values and the volume of real estate activities. Current real estate, credit and economic conditions are affecting real estate values and activity which has and likely will continue to negatively affect the ability of our borrowers to refinance or otherwise repay outstanding notes or our ability to work out of troubled loans. Holders of our individual notes have been affected by such general industry risks increasing our exposure to loss.

We believe our management’s experience in the Nevada market and their direct involvement in the underwriting process of each new loan or extension of an existing loan along with the limited number of real estate projects financed, reduces our exposure from the general risks associated with the real estate industry. However, we are seeing increased requests for extensions, increased non-performing loans and suffered our first loan losses during 2008.  Our management has experience in managing loan delinquencies, restructuring, workouts and foreclosures. The partial or full loss on any one note has an adverse affect on our financial condition or results of operations due to limited number and diversification of notes.

Our Subsidiary was granted a Nevada Mortgage Banking license license in February 2007 and the license is currently in good standing.

Our investment in technology has focused on our licensed plasma sterilization and decontamination technology. This patented method uses low voltage to produce high volumes of atmospheric pressure plasma also known as room temperature or “cold plasma”. Cold plasma has been demonstrated in government and university studies that we sponsored and in other published research to be useful for sterilization and decontamination. This technology is in the early stage of development and there can be no assurance that commercial viability will be achieved. Our plan is to develop prototype devices to validate and demonstrate this technology for commercial and government applications and license the technology to others.

We were incorporated on January 9, 1931 and have evolved through a number of name changes and equity reorganizations. We have 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 17,136,723 shares of common stock issued and 17,125,723 shares outstanding (11,000 shares are held as treasury stock). There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Specialty Finance Business

Strategy

The investment objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to real estate developers and other commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds. We may in the future seek additional equity or debt financing to grow our business. To date, we have not employed participating investor note financing or other institutional financing. Our net income has depended on our net interest income, which is the difference between interest and fee income from notes and investments, referred to as interest-bearing assets, and interest expense on investor notes, referred to as interest-bearing liabilities. In July 2008, we retired through warrant conversion ($569,286) and cash payment ($430,714) the $1,000,000 outstanding balance of subordinated notes payable and at September 30, 2008 we had no investor note financing or debt other than trade accounts payable and accrued expenses.

As a non-conventional lender, we are more willing to invest in real estate or other commercial loans to borrowers that conventional lenders may not deem to be creditworthy. Because of our willingness to fund higher risk loans, borrowers are more willing to pay us an interest rate that is typically at least five to twelve points above the rates generally charged by conventional lenders. Most of our real estate loans are made on properties being developed through zoning or construction permitting and is not generating any income to the borrower. Generally, the value of our collateral has declined subsequent to loan origination due to national and local economic conditions and in some cases is less than the amount receivable. The completion of improved zoning or permitting by the borrower has historically had a favorable impact on collateral values but this impact may be muted by the effect of such national and local economic conditions.

These “balloon payment” loans and other bridge loans are riskier because repayment depends on the borrower’s ability to refinance the loan as the property is developed or resell the property. Such loans may require extensions due to delays in development, refinancing or sale. We evaluate extensions on a case-by-case basis using basically the same criteria as for new credit and generally require additional points or a principal reduction. We also consider each loan or extension considering our ability to hold the underlying collateral in case of temporary declines in collateral values. Our strategy is generally to work with borrowers to restructure or recollateralize any past due notes not qualifying for normal extensions prior to instituting formal collection or foreclosure.

The current tighter credit markets make conventional refinancing of real estate loans more difficult making it more difficult for borrowers to retire notes such as those held by us. However, we believe these conditions may create opportunities for placing new funds in investments with lower debt to value ratios and greater security due to unwillingness of conventional lenders to finance such projects. We have no commitments for any such investments.

We may seek to participate in other types of notes, loans, real estate investments or other ventures in the future. We may also participate in capital appreciation through project equity or revenue participation or through other methods. Capital appreciation with corporate loans or investments may consist of stock, warrants, other equity or royalties. We have no commitments for any such loans or investments.

Operations

Our corporate and finance offices are located in Henderson and Las Vegas, Nevada. We operate as a direct lender and perform the record keeping, note administration and servicing functions with regard to our note assets and liabilities. Our real estate lending activity is generally conducted by our Subsidiary and technology development and venture activities through ASI.

Our business strategy is to grow and enhance our profitability by increasing our portfolio of notes by reinvesting any profits in our business. We may also expand our capacity in the future through additional placements of equity or debt, through institutional or bank financing or through investor notes or other sources. We do not expect that we will need to add additional personnel or expanded facilities during the next twelve months.

Lending Activities

We do not advertise to the public or the commercial sector as being a buyer or seller of notes secured by real property or as making loans secured by real property or otherwise. We do not seek participations by others in any loans and no other party currently has a beneficial interest in any of our notes. We also do not solicit or accept loan applications.

Our outstanding notes are concentrated in Nevada with two out-of-state notes ($400,000 California and $1,000,000 Utah) at September 30, 2008.

We rely primarily on our management’s contacts and referrals from attorneys, title companies and other industry professionals to identify prospective borrowers. Management selects the projects and loans and makes all investment decisions. We have no formal policies for credit and collateral evaluation, collections or foreclosure, timing of charging off uncollectible loans, and recovery and management makes these decisions based on experience on a case-by-case basis. However, management generally considers factors such as the following in evaluating the credit worthiness of each opportunity:

•	Loan to property value, generally supported by property appraisals
•	Financial statements, background and experience of the borrower
•	Location and condition of the collateral

We deny or approve loans based on our capacity, the above factors and other factors including negotiating interest rates on a case-by-case basis. Should our originations increase, management expects to establish more formal procedures.

We may request corporate or personal guarantees, interest rates or repayment terms from prospective borrowers that may result in that borrower electing to take a loan from other lenders, including entities that are affiliated with our president.

We evaluate loans for collectability at least quarterly through a review of each loan, its payment status, the perceived value of the collateral, our ability to protect subordinate positions in the collateral, if applicable, information from borrowers and any other available information in accordance with appropriate accounting standards including the guidance of SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues.”

Our note receivable portfolio consisted of the following types of notes at the dates indicated:

	Range of
	Stated	September 30,
Description	Interest Rates	2008	2007
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,747,025
Secured by second trust deeds	15%-18%	1,268,000	1,389,400
Secured by third trust deeds	24%	1,000,000	1,000,000
Residential real estate second trust deed	24%	54,648	85,000
Corporate notes secured by asset liens	18%-24%	400,000	845,000
Other notes	24%	12,800	17,800
		5,482,473	6,084,225
Unearned fees and other		(2,000)	(176,753)
Allowance for loan losses		(2,818,900)	-
		$2,661,573	$5,907,472

At September 30, 2008, all notes receivable mature within twelve months. Unearned fees and other includes loan origination fees, points and prepaid interest from borrowers that are amortized to interest income over the estimated average life of the notes under a method that approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

We believe our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases is less than the outstanding balance. At September 30, 2008, we considered six notes aggregating $3,521,348 as impaired and had an allowance for loan losses of $2,818,900. We expect we may be required to extend, restructure or foreclose on collateral related to certain impaired notes.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Year ended
	September 30,
	2008	2007
Balance, beginning of year	$5,907,472	$1,785,000
Originations	500,000	4,848,925
Note purchased from related party	-	760,000
Notes sold or assigned to related party	-	(148,083)
Deferred finance charges, net	174,753	(176,753)
Loan loss provision	(2,948,370)	-
Principal collected	(972,282)	(1,161,617)
Balance, end of year	$2,661,573	$5,907,472

In September 2008, we assigned our $1,000,000 undivided interest in a non-performing note receivable and related deed of trust payable by an unaffiliated borrower to a related party entity in exchange for a $1,000,000 unsecured note. This entity is considered a variable interest entity and has been consolidated with our financial results. See discussion of non-performing assets below.

Non-Performing Assets

We define non-performing assets as non-accrual notes and collateral (generally real estate) owned and held for sale. Notes that are delinquent in payment for more than 30 days are evaluated by management for collectibility and notes delinquent more than 90 days are considered in non-accrual status (and non-performing) when management determines that future earnings on the notes may be impaired. While in non-accrual status, collections on notes, if any, are recorded as collection of note principal and no interest is recorded.

In September 2007, we sold two notes to a related party. See “Conflicts of Interest and Related Party Note Transactions” below. These notes were 30 and 60 days past due in principal and interest payment and the borrowers were seeking amended or restructuring terms that were unacceptable to us. If we had been unable to sell these notes to a related party the notes would have become non-performing, and we may have had to provide an allowance for loan losses related thereto.

We had one non-performing note at September 30, 2008, with a principal balance of $1,000,000. In September 2008, we assigned our $1,000,000 undivided interest in such non-performing note and related deed of trust payable by an unaffiliated borrower to DavCap, LLC (“DavCap”), a consolidated variable interest entity 50% owned by our president and director, of which ASI is the primary beneficiary under FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised). The note was due in July 2008. The assignment was made without recourse or participation.

The $1,000,000 note receivable held by DavCap is included in notes receivable and has a full allowance for loan loss due to improbability of collection. We expect to consolidate DavCap as long as it continues to qualify for consolidation as a variable interest entity. Subsequent to September 30, 2008, we received payments of $119,500 on the unsecured (effectively, intercompany) note.

During the year ended September 30, 2008 we had seven additional impaired notes that we provided a loan loss reserve of $1,948,370 and wrote off $129,470 of the notes. There is no assurance of any future recovery.

We may be required to expend funds to foreclose on problem notes in the future and, to protect our asset, may need to repay or assume superior loan positions, or negotiate an alliance with other inferior positioned lenders, further increasing exposure to a particular project or collateral position. Should such circumstances arise we may not have the resources to accomplish such objective.

Allowance for Loan Losses

Our allowance for loan activity is summarized below:

	Year ended
	September 30,
	2008	2007
Allowance, beginning of year	$-	$-
Provision	2,948,370	-
Charge-offs	(129,470)	-
Allowance, end of year	$2,818,900	$-

We review the need for an allowance for loan losses periodically based on a specific review of each note pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we establish an allowance for loan losses and a corresponding charge to earnings through the provision for loan losses. Write-off of a note decreases the allowance and changes in estimates of collateral values can increase or decrease the allowance. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or other collateral that secures the loan and any other applicable provisions, including guarantees, if any.

At September 30, 2008, we considered six notes aggregating $3,521,348 as impaired with a related allowance for note losses of $2,818,900. We expect we may be required to extend, restructure or foreclose on related collateral on certain impaired notes during fiscal 2009.The mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. We believe the value of our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases is less than the outstanding receivable balance. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and similar parcels under development like those that collateralize some of our notes receivable. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes.   We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. If circumstances require us to foreclose on any of residential raw land collateral in the near future, we estimate that a holding period of up to approximately 24 months is likely before certain such collateral could be liquidated on terms acceptable to us.

Market Area, Credit Risk Concentration and Competition

Our specialty finance business has been limited to a few notes to a few customers. Three customers accounted for 52%, 24% and 13% of interest and fees on notes for fiscal 2008 and three customers accounted for 39%, 27% and 15% of interest and fees on notes for fiscal 2007. A single customer for this disclosure includes affiliated entities under common control. As of September 30, 2008, the Company's gross amount of notes receivable of  $5,482,473 is comprised of nine notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note has a material adverse impact on our operations.

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

Conflicts of Interest and Related Party Lending Transactions

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

As described above, in September 2008 we assigned our $1,000,000 undivided interest in a note and related deed of trust payable by an unaffiliated borrower to a related party variable interest entity that is consolidated with our operations.

We have no plans or commitments to purchase or sell notes receivable to related parties but may do so on a case by case basis in the future.

Regulation

We are not a real estate investment trust (“REIT”), a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, and we do not believe we are subject to any regulation thereunder.

Even though our lending activities are limited, we believe we are subject to licensing by the State of Nevada Mortgage Lending Division and accordingly, we applied for and in February 2007 our Subsidiary was granted and currently maintains a Nevada Mortgage Banking license. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender’s operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.

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

The plasma process produces a sterilization effect using lower concentrations of sterilant but with a higher reactivity than is possible with normal gases. This activity disappears quickly when power is removed, thereby dissipating the toxicity of the sterilant rapidly. Cold plasmas allow for rapid decontamination of clothing, equipment and personal gear in military settings, and for sterilization of medical equipment, food and packaging in commercial settings. Present methods of sterilization and decontamination often require hours and may generate damaging heat or other toxic side effects or require a vacuum; cold plasma can sanitize often in mere minutes without toxic byproducts and at atmospheric pressure.

Cold plasmas generated using high power are also employed in industry, in semiconductor manufacturing and flat screen televisions. Historically, such plasmas have been generated in vacuum conditions with other gases or chemicals or with very high power, making them cost, weight and size prohibitive for broader or portable applications.

The licensor, Dr. Igor Alexeff, developed, tested and patented a low power plasma discharge apparatus that operates at atmospheric pressure to generate a plasma cloud of activated oxygen in air. It produces a cloud of ionized gas at atmospheric pressure and at low temperatures. The novel technique employs a resistive barrier discharge by using ceramics to prevent unwanted arcing and achieve an even, broad, high volume and efficient discharge. The generated cold plasma cells destroy molecules using highly reactive free oxygen radicals – atoms or molecules that have unpaired electrons that when paired with bacteria, rapidly destroy the targeted organism. The cold plasma also contains a large volume of hydroxyl ions, ozone and atomic oxygen to rapidly oxidize most unwanted bacteria. We believe cold plasma treatment does not harm the skin or body and has no effect on fragile plastic or steel instruments or devices.

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

We have sponsored Dr. Alexeff and students at the University of Tennessee, Knoxville to test our method of sterilization and decontamination. Dr. Alexeff has also performed his own continuing research. During the last three years, important published and unpublished scientific reports on these experimental results provided evidence to us that:

•	Concentrations of E. Coli bacteria can be effectively killed in 4-10 minutes with the plasma discharge.
•	The plasma discharge works away from the generating surface indicating the possibility of circulating the plasma away from the generating source.
•	The plasma discharge is capable of penetrating a sealed standard business envelope and kill E. Coli bacteria in a short time without any application of heat to the envelope.
•	The charged particles created in the process have separate biological killing properties distinct from the ozone also included in the discharge (ozone, is a primary commercial decontamination method).
•	The plasma kill effect is accelerated in combination with hydrogen peroxide.
•	The discharge is effective in not only rapidly killing bacteria but also inactivating resistant spores, a major goal of food sterilization.
•	The discharge was effective in a hospital setting to rapidly kill the common bacteria responsible for staph infections.

There are competing methods to generate cold plasmas including using electron beams, corona discharges, dielectric barrier discharges, pin array discharges and others. Often RF (radio frequency) power supplies are employed to create atmospheric gaseous discharges requiring high power and emitting high electro magnetic radiation. Our plasma is generated with low non-RF power supplies. Another important distinguishing feature of our method is the use of ceramic discharge electrodes that produce an even diffuse discharge in the intended area, whereas traditional materials often result in a small arc greatly minimizing the discharge area. Our research supports that cold plasma is an effective bacteria sterilizer and that our method produces bacteria killing agents distinct from ozone generated in the process. Our research efforts have focused on building and testing prototypes with a focus on selecting, sourcing and evaluating various critical component options.

Our research activity was limited in fiscal 2007 and 2008 as we expanded our specialty finance business. Management has not determined the level of future resources to be employed on plasma development in fiscal 2009, if any.  These decisions will be based in part on an evaluation of projects, progress and achievements with this technology and the availability of financial resources.

Plasma Market Opportunities and Strategy

Some known applications of cold plasma that we believe we can target include:

•	Combating bacteria warfare
•	Sterilization of medical instruments
•	Rapid room temperature sterilization of food, including protection from Salmonella bacteria
•	Destroying allergens or decontaminating homes, packages, ships, businesses or other environments
•	Surface modification of materials, e.g. to cause water or paint to stick to plastics
•	Combating the spread of staph infections in hospitals and clinics

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

Our policy is to file patent applications to seek protection for novel features of our technologies. There can be no assurance that any additional patents on our technology will be granted.

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

Research and Development

For the year ended September 30, 2008 and 2007 we expended $14,902 and $5,465, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

ITEM 1A. RISK FACTORS

Cautionary Note on Forward Looking Statements
This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “goal,” “objective” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

Our revenues would be adversely affected by non-payment or default on notes receivable.  We expect interest from high-interest notes due to us to provide substantially all our revenues during the next twelve months. Non-payment of interest or additional note losses or defaults would adversely affect our operations and cash flow. Foreclosure or other actions required by us or future defaults may require time and may be costly and there is no assurance of adequate recovery from any such actions. We may not be able to act on our security and the value of such security, if any, may not be sufficient to protect us from additional losses. Our notes are not guaranteed by any government agency. There is no secondary market for the notes we hold.

Our note portfolio consists of a limited number of notes concentrated geographically and from a limited number of borrowers subjecting us to a risk of significant loss from any default. Our notes receivable are concentrated in Clark County, Nevada with a limited number of borrowers, subjecting us to material risks from any nonpayment. Due to this lack of diversification, non-payment of interest or a default on any one or more notes or one or more borrowers has a material adverse impact on operations.

Changes in the economic conditions in our lending areas could have a material adverse impact on our financial condition, the ability of our borrowers to repay their notes and the value of the real estate and other collateral securing those notes. Further negative changes that arise in the economy and/or real estate market of the areas in which we make or hold loans could further materially adverse impact our net income, the ability of our borrowers to make payments under their loans, and any recovery we can obtain by proceeding against the collateral securing those loans. The national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. As a result, real estate values across the country have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to refinance or sell their assets at the times and on the terms or at the prices they desire.

Our results of operations depend significantly on economic and real estate conditions in the Clark County, Nevada area. Our specialty finance operations depend primarily upon the general economic and real estate conditions of the Clark County, Nevada area. The local economic and real estate conditions in the area have a significant impact on the demand for our loans as well as the ability of our customers to repay loans through refinancing, sales or otherwise. These conditions also impact the value of the collateral securing loans. Local economic conditions have shown decline in the last fiscal year increasing real estate foreclosures and reducing the volume of real estate activity and thereby increasing the risks of our lending operations. If there is a major downturn in real estate values and we experience significant additional loan defaults in excess of amounts reserved for note losses, we may not be able to prevent an adverse affect on our financial condition or results of operations. A continued decline in general economic conditions or inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could further impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient and our estimate of losses may change significantly in the future. We review the need for an allowance for loan losses based on a specific review of each note based on management’s evaluation of concentrations, specific credit risks including individual note quality, payment and extension history, estimated current value of our collateral and present economic, political and regulatory conditions. The determination of an appropriate level of the allowance for note losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem notes and other factors, both within and outside of our control, may require an increase in the allowance for possible note losses or charge-offs in future periods that may have a material adverse effect on our financial condition and results of operations.

If we are unable to sustain note originations on comparable terms to the past, our future operating results could be adversely affected.  It is necessary for us to continue to add new loans to reinvest proceeds from note payoffs. The ability to continue to successfully originate high interest loans depends on a variety of factors outside our control including interest rates, economic and political conditions, regulations, changes in real estate values and competition. Our interest income may decline if we are unable to reinvest proceeds at comparable rates adversely affecting our results of operations.

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

If we fail to establish and maintain personnel and strategic relationships, our ability to develop our technology will suffer.  We currently rely on management for the operation of our specialty finance business and  consultants for the development of our plasma sterilization and decontamination technology. Although we believe that there are other personnel or consultants capable of working and managing our finance business or consult regarding our technology, the loss or unavailability of any individual could result in delays or added costs, impede development or adversely affect our results of operations.

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

B.  Risks Related to Industries and Regulations Affecting our Business

The specialty finance industry is highly regulated requiring licensing in multiple jurisdictions for most types of loans; we may be subject to regulations and costs that adversely impact or restrict our business.  Most finance activities wherein an active business is conducted require some form of registration and licensing. We believe we may be subject to licensing by the State of Nevada Mortgage Lending Division and accordingly in February 2007 we were granted a Nevada Mortgage Banking license. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender’s operations. We may also become subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.

If it were determined we don’t have the proper licensing for any lending activity or are in violation of any regulations of any jurisdiction we could incur costs or restrictions that adversely affect our operations and business.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 may result in financial statements that are incomplete or subject to restatement. Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended September 30, 2008. In addition, our independent registered public accounting firm will be required to report on our internal controls over financial reporting for the year ending September 30, 2010. The additional costs associated with this process may be significant.

After documenting and testing our system, management identified the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) as a material weakness in our internal control over financial reporting. As a result our internal control over financial reporting was not effective. Effective internal controls are necessary for us to provide reliable financial reports. As a result of our internal control over financial reporting being ineffective, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

Effective in June 2007, our Subsidiary subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our president and an unrelated individual. The rate paid pursuant to the sublease is the same monthly rate for the same term as charged under the original lease by the unrelated primary landlord. We received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 related to space not subleased or improved by the Subsidiary. The $32,800 excess was repaid in May 2008. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal period covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 4, 2002, our shares of common stock commenced quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol ASIT. Prior to that date there had been no public trading market for our securities since 1982. The market for our common stock has been sporadic and very limited.

The following table sets forth the high and low bid quotations for our common stock for the years ended September 30, 2008 and 2007:

	Bid Quotations
	High	Low
Year Ended September 30, 2008
First Quarter	$0.45	$0.35
Second Quarter	$0.45	$0.35
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.60	$0.45

Year Ended September 30, 2007
First Quarter	$0.35	$0.20
Second Quarter	$0.59	$0.30
Third Quarter	$0.59	$0.35
Fourth Quarter	$0.45	$0.35

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

We had 1,077 holders of record of our 17,136,723 shares of common stock issued at September 30, 2008, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At September 30, 2008, we had an accumulated deficit of approximately $3.6 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act that were not previously reported in prior quarterly, annual or 8-K filings.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to commercial, residential and corporate borrowers. Our strategy is to grow our business from internally generated funds and, from time to time, sales of equity or debt securities. To date we have not employed participating investor note financing or other institutional financing. Our operating income depends largely upon net interest income, which is the difference between interest income from notes and investments and interest expense on notes payable. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors many beyond our control.

The mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and similar parcels under development like those that collateralize some of our notes receivable. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes.   We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. If circumstances require us to foreclose on any of our residential raw land collateral in the near future, it is estimated that a holding period of up to approximately 24 months is possible before certain such collateral could be liquidated on terms acceptable to us.

As a consequence of recent economic conditions and uncertainties, the collateral values for our notes continued to decline in the fourth quarter. As certain larger real estate notes approached maturity, based on an analysis of each note, we classified $3,521,348 of such notes as impaired at September 30, 2008 and previously wrote off notes receivable totaling $129,470 during the year. Impairment was deemed probable for such notes as we do not believe we will be able to collect all amounts due according to the contractual terms of the note without collection, restructuring or foreclosure actions.  As a result we provided a loan loss provision of $2,818,900 for such recently impaired notes based on the fair value of collateral. We are taking actions to collect or recover amounts due on the notes.

As a result of the loan loss provision totaling $2,948,370 for the year, we reported a net loss of $2,716,037 for the year ended September 30, 2008, compared to net income of $53,261 for the comparable year prior. We have limited loan diversification, and any provision or change in estimate regarding the collateral for a single loan has a material impact on our financial position and our results of operations. During fiscal 2009, we may elect to incur additional costs to develop our plasma or other technologies. We expect to fund such costs, if any, from working capital or operations.

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

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 7 of Part II, “Financial Statements.” The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis or Plan of Operation” when such policies affect our reported and expected financial results.

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

Revenue recognition – Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Note origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note become past due or if the Company otherwise does not expect the debtor to be able to service its debt, the Company will cease recognizing income until and unless paid.

Consolidation policy - In September 2008, we assigned our $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity 50% owned by our president and director. We believe that DavCap is a variable interest entity. We believe that, under FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised) that ASI is its primary beneficiary; accordingly, beginning in the year ended September 30, 2008, DavCap is consolidated and intercompany accounts are eliminated. Subsequent to September 30, 2008, we received payments of $119,500 on the unsecured (effectively, intercompany) note.

Notes receivable and allowance for loan losses - Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. The Company reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. In establishing an allowance we consider the payment and extension history and credit worthiness of the borrower, the estimated current value of our collateral, our ability to protect inferior collateral positions, if any, among other factors. These judgments are highly subjective and may change materially within a year and quarter to quarter based upon evolving events.

Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower and the value of collateral prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. As of September 30, 2008, our gross amount of notes receivable of  $5,482,473 are comprised of nine notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. We believe our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases may be less than the outstanding balance. At September 30, 2008 we considered six notes aggregating $3,521,348 as impaired and had an allowance for note losses of $2,818,900. We expect we may be required to extend, restructure or foreclose on related collateral on certain impaired notes. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note has a material adverse impact on operations.

Income taxes - A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly.

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of October 1, 2007 was $-0-.  Our adoption of FIN 48 did not have any effect on our financial condition, results of operations, cash flows, deferred tax assets or related valuation allowances.

We recognize interest and penalties related to income tax obligations as part of the provision for income taxes.

The tax years 2003 through 2007 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 2001.

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

Assets
Total assets were approximately $3.2 million at September 30, 2008 and $6.5 million at September 30, 2007. Our net note portfolio ($2,661,573 at September 30, 2008) decreased  approximately $472,000 from collections exceeded originations and another $2,948,370 as a result of our note loss provision. See “Liquidity and Capital Resources.”

At September 30, 2008, we had nine notes outstanding with aggregate stated principal of $5,482,473 (including $1,000,000 assigned to a related party but consolidated as a related party variable interest entity) compared to twelve notes with aggregate stated principal of $6,084,225 at September 30, 2007. We had an allowance for note losses of $2,818,900 at September 30, 2008.

Liabilities
Total liabilities decreased approximately $1,182,000 from September 30, 2007 to September 30, 2008. The decrease was primarily due to repaying $150,000 in shareholder notes and retirement of $1,000,000 of subordinated notes at maturity in July 2008.

Equity
Stockholders’ equity decreased  $2,076,946 from September 30, 2007 to September 30, 2008 primarily as a result of the net loss of $2,716,037 partially offset by proceeds from warrants exercised and applied to subordinated note retirement.

Comparison of Operating Results –Fiscal 2008 vs. Fiscal 2007

We reported a net loss of $2,716,037 for fiscal 2008 primarily as a result of the operation of our specialty finance business. This compared to net income of $53,261 for fiscal 2007. We increased our note portfolio following our $4 million equity financing completed in March 2007. However, we recorded a loan loss provision in fiscal 2008 of $2,948,370 due to note impairment caused primarily by declines in collateral values. However, we continue to believe we can generate sufficient cash flow from our note portfolio to fund our operating costs in fiscal 2009.

Income. Interest and fee income from notes was $810,992 for the year ended September 30, 2008, compared to $562,368 for the comparable period in 2007. The increase resulted from higher average note balances during fiscal 2008 due to equity financing completed during fiscal 2007.

Other investment income for the year ended September 30, 2008, was $11,440 compared to $62,273 for the prior year and consists primarily of earnings from cash balances not invested in notes. The year-over-year decline in other investment income resulted from placing additional funds in notes.

Interest Expense. Interest expense was $98,664 for the year ended September 30, 2008 compared to $139,187 for the comparable period in 2007. The 2008 total included interest on shareholder notes, interest on our $1,000,000 of 7% subordinated notes and $37,099 for non-cash interest from the amortization of the value of warrants issued in 2005 in connection with the subordinated notes. The reduction resulted from the retirement of shareholder notes in the first quarter and the retirement of subordinated notes in July 2008. During the years ended September 30, 2008 and, 2007, we incurred interest expense of $29,750 and $37,472, respectively, related to notes payable to officers and directors.

Loan Losses. During fiscal 2008, we provided for loan losses of $2,948,370 and wrote off notes for $129,470. There was no provision during fiscal 2007. We have limited loan diversification, and any provision or change in estimate regarding the collateral for a single note has a material impact on our note loss provision and on our financial position and our results of operations.

Research and Development. We expended $14,902 on research and development costs during the year ended September 30, 2008 compared to $5,465, during the year ended September 30, 2007. The fiscal 2008 costs consisted primarily of outside research grant costs and the fiscal 2007 costs consisted of prototype and consulting costs related to our technology. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Collection, General and Administrative. Collection, general and administrative costs were $476,533 for the year ended September 30, 2008 compared to $426,728 for year prior. Fiscal 2008 costs included $317,204 related to our specialty finance subsidiary and $159,329 of corporate expenses not allocated to the finance segment. Fiscal 2007 expenses included $286,856 related to our specialty finance subsidiary operations and $139,872 of unallocated corporate expenses. Subsidiary costs consisted primarily of salaries and occupancy costs related to specialty finance operations. The $30,348 increase in specialty finance costs resulted primarily from a full year of occupancy costs in fiscal 2008 compared to approximately nine months in fiscal 2007. The $19,457 increase in unallocated corporate costs resulted from increases in legal and audit costs and insurance costs offset in part by reduced non-cash stock-based compensation expense.

We incurred $9,707 and  $27,979 of non-cash stock-based compensation expense during the years ended September 30, 2008 and 2007, respectively, related to options granted to officers, directors and consultants. We incurred $24,000 for non-cash contributed services of our executive officers during each year.

Income Taxes – Due to losses prior to fiscal 2007 and the current year loss we have provided a 100% valuation allowance for deferred tax assets (primarily tax loss carryforwards) and accordingly, there was no tax provision for either year.

Liquidity and Capital Resources

Net cash provided by operating activities during fiscal 2008 was $121,181, primarily from the net loss adjusted for net non-cash items including the provision for loan losses of $2,948,370.

During fiscal 2008, we originated $500,000 of new notes and collected $972,282. In fiscal 2007 we originated $5,290,830 of notes and collected $1,309,700. We exchanged one note for a new note of $1,000,000 in a non-cash exchange with a related party with such note eliminated in consolidation of the entity as a variable interest entity. The higher originations in 2007 resulted from the $4 million stock sale completed in March 2007. We purchased $249,490 of equipment and leasehold improvements related to our specialty finance operations in fiscal 2007 of which $103,424 was refunded to us by the primary landlord as a lease inducement, deferred rent that is being amortized over the sublease term.

We obtained net proceeds of $3,993,622 from the sale of common stock during the year ended September 30, 2007 and $250,000 from shareholder notes of which $100,000 was repaid in fiscal 2007 and the balance of $150,000 in fiscal 2008. During fiscal 2008, we obtained $45,000 from warrant exercise and paid $430,714 to retire subordinated notes with $569,286 retired through the non-cash application of warrant exercise.

Our principal source of liquidity at September 30, 2008, consisted of cash and equivalents of $256,171 and marketable securities of $103,861. We also have net notes receivable aggregating $2,661,573 due within twelve months. We have no other unused sources of liquidity at this time.

We have no debt other than trade payables and accruals. Our current notes receivable are expected to produce quarterly interest payments of approximately $150,000 supplemented by other investment income to be received on cash and equivalents and marketable securities. A default on the interest or principal due us on any note has a material adverse impact on our operations, liquidity and cash flow.

Based on current expectations and business conditions, we believe we will likely have sufficient financial resources to meet our cash requirements for the next year. Notwithstanding the foregoing, the United States has been experiencing a severe economic downturn that has resulted in highly reduced availability of credit and capital financing and, therefore, curtailed residential and other real estate development, activity and profitability, and declining real estate values and developers’ financial conditions, both nationwide and particularly in the southern Nevada market. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be signficiant.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but will not have an effect on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect to adopt SFAS No. 160 in our fiscal year beginning October 1, 2009, if we are then still required to consolidate DavCap, currently a VIE of the Company. Accordingly, the effect of adopting SFAS No. 160 on our future financial statements could be substantial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No, 157 and the options available under SFAS No. 159 will become effective for our fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141R). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any of our acquisitions closed on or after October 1, 2009). Early application is not permitted. Since we are not contemplating any business combinations after its effective date we do not presently expect any impact of SFAS No. 141R on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of ASI Technology Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States.

As discussed in Notes 1, 3, and 9 to the consolidated financial statements, ultimate realization of the Company’s investments in notes receivable and its future operations and cash flows are particularly dependent upon the continued financial health of a relatively few borrowers and underlying loan collateral, primarily interests in real estate, which are subject to rapidly changing economic conditions and related uncertainties.

/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants

Las Vegas, Nevada
December 12, 2008

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007

ASSETS
Cash and equivalents	$256,171	$280,311
Marketable securities	103,861	13,503
Notes receivable, net	2,661,573	5,907,472
Interest receivable	16,764	48,885
Property and equipment, net	181,459	232,345
Prepaid expenses	29,794	24,859

	$3,249,622	$6,507,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$15,020	$43,510
Deferred rent	74,893	96,291
Shareholder notes and accrued interest payable	-	150,518
Subordinated notes and accrued interest payable, net of discount of $37,099	-	980,401
	89,913	1,270,720

Stockholders' equity
Preferred stock, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.02 par value; 30,000,000 shares authorized, 17,136,723 and 15,908,152 shares issued	342,742	318,171
Additional paid-in capital	9,287,746	8,664,532
Treasury stock, 11,000 and 1,000 common shares at cost	(4,994)	(442)
Deficit	(6,460,146)	(3,744,109)
Accumulated other comprehensive loss	(5,639)	(1,497)
	3,159,709	5,236,655

	$3,249,622	$6,507,375
See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007

Income:
Interest and fees	$810,992	$562,368
Other investment income	11,440	62,273
	822,432	624,641
Expenses:
Interest	98,664	139,187
Loan losses	2,948,370	-
Research and development	14,902	5,465
Collection, general and administrative	476,533	426,728
	3,538,469	571,380

Income (loss) before income taxes	(2,716,037)	53,261
Income taxes	-	-
Net income (loss)	$(2,716,037)	$53,261

Income (loss) per share (basic and diluted)	$(0.17)	$0.00

Weighted average number of common shares outstanding:
Basic	16,106,812	12,015,443
Diluted	16,106,812	12,044,642

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY

For the Years Ended September 30, 2008 and 2007

							Accumulated
	Comprehensive			Additional			Other
	Income	Common Stock		Paid-In	Treasury		Comprehensive
	(Loss)	Shares	Dollars	Capital	Shares	Deficit	Income (Loss)	Total

Balances, October 1, 2006		7,019,664	$140,393	$4,796,709	$(442)	$(3,797,370)	$-	$1,139,290

Contributed services		-	-	24,000	-	-	-	24,000

Stock-based compensation		-	-	27,979	-	-	-	27,979

Sale of stock at $.45 per share (net of offering costs of $6,378)		8,888,888	177,778	3,815,844	-	-	-	3,993,622

Comprehensive income:
Net income	$53,261	-	-	-	-	53,261	-	53,261
Unrealized loss on marketable securities	(1,497)	-	-	-	-	-	(1,497)	(1,497)
Total comprehensive income for the period	$51,764

Balances, September 30, 2007		15,908,552	318,171	8,664,532	(442)	(3,744,109)	(1,497)	5,236,655

Contributed services		-	-	24,000	-	-	-	24,000

Stock-based compensation		-	-	9,707	-	-	-	9,707

Purchase and retirement of 400 treasury shares		(400)	-	(208)	-	-	-	(208)

Purchase of 10,000 treasury shares		-	-	-	(4,552)	-	-	(4,552)

Stock issued at $0.50 per share on exercise of warrants for cash		90,000	1,800	43,200	-	-	-	45,000

Stock issued at $0.50 per share on exercise of warrants applied to retire principal of 7% subordinated notes		1,138,571	22,771	546,515	-	-	-	569,286

Comprehensive income:
Net loss	$(2,716,037)	-	-	-	-	(2,716,037)	-	(2,716,037)
Unrealized loss on marketable securities	(4,142)	-	-	-	-	-	(4,142)	(4,142)
Total comprehensive loss for the period	$(2,720,179)

Balances, September 30, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(2,716,037)	$53,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	53,015	17,145
Amortization of loan fees and prepaid interest	(194,253)	(156,342)
Provision for note losses	2,948,370	-
Cash leasehold incentive received from sublessor's landlord	-	136,224
Incentive applicable to non-subleased space, repayable pursuant to sublease terms	-	(32,800)
Amortization of deferred rent	(21,398)	(7,133)
Contributed services	24,000	24,000
Stock-based compensation	9,707	27,979
Non-cash interest expense	19,081	44,914
Decrease (increase) in interest receivable	32,121	(39,221)
Decrease in prepaid expenses	(4,935)	(24,859)
Increase (decrease) in accounts payable and accruals	(28,490)	38,510
Net cash provided by operating activities	121,181	81,678

Investing activities
Purchase of marketable securities	(75,000)	-
Purchase of equipment and improvements	(2,629)	(249,490)
Proceeds from sale of equipment	500	-
Notes originated	(500,000)	(4,565,030)
Collections from borrowers	972,282	1,161,617
Notes sold to related party	-	148,083
Note purchased from related party	-	(725,800)
Net cash provided (used) by investing activities	395,153	(4,230,620)

Financing activities
Proceeds from exercise of warrants	45,000	3,993,622
Proceeds from shareholder notes	-	250,000
Repayment of subordinated notes	(430,714)	-
Repayments of shareholder notes	(150,000)	(100,000)
Proceeds from other related party borrowings	-	245,000
Repayments of other related party borrowings	-	(245,000)
Purchase of treasury shares	(4,760)	-
Net cash provided (used) by financing activities	(540,474)	4,143,622

Net decrease in cash and equivalents	(24,140)	(5,320)

Cash and equivalents, beginning of year	280,311	285,631

Cash and equivalents, end of year	$256,171	$280,311

Supplemental cash flow information
Cash paid during the period for interest	$79,582	$94,273
Note origination fee received in investment securities	$19,500	$15,000
Note exchanged for note from related party	$1,000,000
Subordinated note balances applied to exercise warrants	$569,286

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Operations

These consolidated financial statements include the accounts of the Company, collectively ASI Technology Corporation (“ASI”) and its wholly-owned subsidiary, ASI Capital Corporation (the “Subsidiary”), primarily a specialty finance company and DavCap LLC, a related party, which under FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised), deemed to be a variable interest entity (“VIE”), after elimination of intercompany transactions and balances. As substantially all of the Company’s assets are its specialty finance business, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry.

The Company’s specialty lending activities include commercial, residential and venture capital loans. As of September 30, 2008, the Company's gross amount of notes receivable of  $5,482,473 are comprised of nine notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. Recent economic conditions and uncertainties have impacted collateral values for the Company’s notes and at September 30, 2008 the Company considered $3,521,348 of notes as impaired and has provided a note loss provision of $2,818,900 for such notes. Management is taking actions to collect or recover amounts due on the notes. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note not adequately provided for in the loan loss allowance (Notes 2 and 3) would have a material adverse impact on operations. The Company manages its credit risk by evaluating each borrower’s credit worthiness and the value of collateral before loans are made and aggressively pursues recovery on impaired notes. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

Note 2.	Summary of Significant Accounting Policies

Use of estimates - Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods. The Company’s estimated allowance for loan losses could change materially next year.

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

Notes receivable and revenue recognition – The Company has no formal policies for credit and collateral evaluation, collections or foreclosure, timing of charging off uncollectible loans, and recovery and management makes these decisions based on experience on a case-by-case basis. Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. Notes delinquent more than 90 days are considered in non-accrual status (non-performing) and collections on such notes, if any, are recorded as collection of note principal, and no interest is recorded. The Company reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish an allowance for loan losses and a corresponding charge to earnings (loan losses). Write-off of a loan decreases the allowance and changes in estimates of collateral values can increase or decrease the allowance. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the current estimated value of the real estate or other collateral that secures the loans, the Company’s ability to protect inferior collateral positions, if any, and any other applicable provisions, including guarantees, if any.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (continued)

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Note origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note become past due or if the Company otherwise does not expect the debtor to be able to service its debt, management will cease recognizing income until and unless paid or consider taking action to foreclose on the collateral.

Note origination fees, points and prepaid interest from borrowers are deferred and amortized to interest income over the estimated average life of the notes under a method which approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

Segment reporting – The Company’s operations are organized into two reportable segments based upon their distinct operating characteristics (Note 11). The specialty finance segment includes all lending activities and the technology development segment includes all technology research and development activities. The Company allocates identified collection, general and administrative costs between the segments. All assets currently held are considered as employed in specialty finance.

Property and equipment – Leasehold improvements and equipment are stated at cost and depreciated over the estimated useful lives of three to five years using the straight-line method.

Research and development costs – Research and development costs, including patent costs related to acquired, licensed and developed technology, are expensed as incurred because the technology being developed has not yet reached technological feasibility and requires further development, refinement and testing.

Employee stock options - The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123R) effective October 1, 2006. The effect of adopting SFAS 123R for the year ended September 30, 2007 was to reduce net income by $25,546 ($nil per share). The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants. At September 30, 2008, there were options outstanding for 335,000 common shares (260,000 vested) exercisable at prices ranging from $0.35 to $0.45 per share through 2013.

The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $9,707 and $27,979 of stock compensation expense in its Consolidated Statement of Operations for the years ended September 30, 2008 and 2007, respectively. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended September 30, 2008 and 2007 to employees and consultants using the Black-Scholes option pricing model (annualized percentages):

	Year Ended September 30,
	2008	2007
Volatility	149.0%	131.0%
Risk-free interest rate	2.2%	3.9%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.5	5.0
Weighted-average fair value of options granted	$0.29	$0.24

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (continued)

The dividend yield of zero is based on the fact that management has no present intention to pay dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants in fiscal 2008 applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, “Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term,” to estimate expected life (computed as vesting term plus contractual term divided by two).  The expected forfeiture rate was nil for each period based on managements estimates considering vesting term and the limited number and specific recipients of option grants.

Since the Company has an unrecognized net operating loss carryforward as of September 30, 2008 and 2007 (Note 8), no excess tax benefit for the tax deductions related to stock-based awards was recognized for the years ended September 30, 2008 or 2007. No options were exercised during the years ended September 30, 2008 or 2007.

As of September 30, 2008, total estimated compensation cost of options granted but not yet vested was $19,054 and is expected to be recognized over the weighted average period of 1.3 years.

Income (loss) per common share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are excluded from the diluted computation, which is not presented in loss periods, as their effect would be anti-dilutive. The Company has no dilutive securities other than stock options and warrants which had an immaterial effect for the year ended September 30, 2007 or 2008.

Income taxes - The Company recognizes interest and penalties related to income taxes as part of the provision for income taxes. As of September 30, 2008, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Comprehensive income - Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company’s comprehensive income consists of net earnings and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

Reclassifications – Certain other minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. Such reclassifications had no effect on net income or loss.

Note 3.	Notes Receivable

The Company’s note receivable portfolio consisted of the following types of loans:

	Range of
	Stated	September 30,
Description	Interest Rates	2008	2007
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,747,025
Secured by second trust deeds	15%-18%	1,268,000	1,389,400
Secured by third trust deeds	24%	1,000,000	1,000,000
Residential real estate second trust deed	24%	54,648	85,000
Corporate notes secured by asset liens	18%-24%	400,000	845,000
Other notes	24%	12,800	17,800
		5,482,473	6,084,225
Unearned fees and other		(2,000)	(176,753)
Allowance for loan losses		(2,818,900)	-
		$2,661,573	$5,907,472

The corporate note at September 30, 2008 of $400,000 is secured by substantially all the assets of e.Digital Corporation, a public technology company with intellectual property rights that are believed by management to have substantial value. Subsequently to September 30, 2008 the Company’s Secretary and Treasurer was appointed to the board of directors of e.Digital Corporation.

At September 30, 2008, all of the $5,482,473 of note maturities are within one year. Management believes that the value of the Company’s real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases is less than the outstanding balance. At September 30, 2008, the Company considered six notes aggregating $3,521,348 as impaired and had an allowance for note losses of $2,818,900. Management expects it may be required to extend, restructure or foreclose on collateral relating to certain impaired notes. Individual notes and the related allowances are detailed as follows:

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.	Notes Receivable (continued)

			Note
			Balance at	Allowance
	Interest	Maturity	September 30,	for Note	Comment
Collateral Description	Rate	Date	2008	Losses	Reference

First deed of trust on 2.07 acres of residential land for development in North Las Vegas, NV	15%	December 28, 2008	$760,000

First deed of trust on 2.14 acres of commercial land for development in Las Vegas, NV	18%	July 30, 2009	801,125

Corporate note secured by asset liens of e.Digital Corporation in San Diego, CA	18%	December 23, 2008	400,000
Subtotal			1,961,125

Impaired Notes*:

First deed of trust on 2.60 acres of residential land being rezoned for commercial development in North Las Vegas, NV	15%	November 30, 2008	1,185,900	$(535,900)	(A)

2nd deed of trust on 10 acres of residential zoned land for development and possible rezoning in Las Vegas, NV	15%	November 2, 2008	500,000	(500,000)	(B)

2nd deed of trust on 6 acres of residential zoned land for development in Henderson, NV	15%	April 12, 2009	768,000	(768,000)	(B)

3rd deed of trust on commercial land for development in St. George, Utah	24%	August 1, 2008	1,000,000	(1,000,000)	(C)

2nd deed of trust on residence in Las Vegas, NV	24%	July 18, 2008	54,648	(15,000)	(D)

Note secured by other non-real estate assets in Las Vegas, NV	24%	February 13, 2008	12,800	-	(E)

Subtotal impaired notes			3,521,348	(2,818,900)
			$5,482,473	$(2,818,900)
_________

* The Company classifies a loan as impaired when it determines that it is probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or the Company’s estimate of fair value of the collateral, if the loan is collateral dependent.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.	Notes Receivable (continued)

(A)
The Company has estimated the fair value of the collateral at $250,000 per acre. This property is currently in the rezoning process and successful rezoning could result in a future reevaluation of such fair value. Although the note was current in payment status at September 30, 2008 the note was not paid at the due date and the Company is negotiating various actions including the possibility of taking title and holding this property until market conditions improve.

(B)
The issuer of this note has ceased homebuilding operations and because of the size of senior obligations and the deterioration of market values since the last appraisal the Company estimates there is no current net collateral position. The Company is negotiating with the borrower and senior and subordinate lien holders to improve its collateral position and if successful will re-evaluate the fair value of collateral at that time.

(C)
This note is past due and because of the size of senior obligations the Company estimates there is no net collateral position. Effective on September 29, 2008 ASI assigned this note to a consolidated related party (DavCap LLC) in return for an unsecured note as more fully described in Note 7. The Company will realize income only when and as payments are made by an unrelated obligor on such unsecured note.

(D)
The net collateral is computed based on the purchase price without appraisal. Due to deterioration of residential real estate values, the Company believes the real estate has no current net collateral value. The Company however has obtained additional collateral valued by the Company at an estimated $40,000 related to this note.

(E)
A principal reduction of $5,000 was made after September 30, 2008 and the Company estimates the fair value of collateral at September 2008 is sufficient to recover the balance on this note if not paid by the holder.

Allowance for loan loss activity is summarized below:

	Year ended
	September 30,
	2008	2007
Allowance, beginning of year	$-	$-
Provision	2,948,370	-
Charge-offs	(129,470)	-
Allowance, end of year	$2,818,900	$-

Three customers accounted for 52%, 24% and 13% of interest and fee income on notes for fiscal 2008 and three customers accounted for 39%, 27% and 15% of interest and fee income on notes for fiscal 2007. A single customer for purposes of this disclosure includes affiliated entities under common control.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Year ended
	September 30,
	2008	2007
Balance, beginning of year	$5,907,472	$1,785,000
Originations	500,000	4,848,925
Note purchased from related party	-	760,000
Notes sold or assigned to related party	-	(148,083)
Deferred finance charges, net	174,753	(176,753)
Loan loss provision	(2,948,370)	-
Principal collected	(972,282)	(1,161,617)
Balance, end of year	$2,661,573	$5,907,472

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4.	Property and Equipment

Property and equipment are as follows:

	September 30,
	2008	2007
Leasehold improvements	$229,955	$229,955
Furniture and equipment	20,877	19,535
	250,832	249,490
Less accumulated depreciation and amortization	69,373	17,145
Property and equipment, net	$181,459	$232,345

In June 2007, the Company recorded a net cash leasehold improvement incentive received of $103,424 as deferred rent that is being amortized over the term of the sublease (see Note 10). The Company amortized $21,398 and $7,133 of deferred rent as a reduction of rent expense for the years ended September 30, 2008 and 2007, respectively.

Note 5.	Subordinated Notes Payable and Related Warrants

In August and September 2005, the Company issued $1,000,000 of 7% subordinated notes (the “Subordinated Notes”) due July 31, 2008, interest payable quarterly, as a unit with $1,000,000 (2,857,142 shares) of common stock at $0.35 per share with warrants to purchase 1,428,571 shares of common stock at $0.50 per share exercisable until July 31, 2008 (the “Warrants”). Of these amounts $422,500 of the Subordinated Notes, 1,207,142 shares of the common stock and 603,571 of the Warrants were issued to two officers/directors.

A debt discount of $128,300 related to the Warrants was amortized as additional non-cash interest over the term of the Subordinated Notes. Non-cash interest amortized for the years ended September 30, 2008 and 2007 was $37,099 and  $44,396, respectively.

In July 2008, the Company retired the $1,000,000 of Subordinated Notes for cash of $430,714 and the balance was applied by holders to exercise warrants to purchase 1,138,571 shares of the Company’s common stock. Of the $430,714 four directors were paid $178,214 to retire the principal of Subordinated Notes held by them, and they applied $331,786 to the exercise of warrants to purchase 663,571 shares of ASI’s common stock. Additional warrants for 90,000 shares of common stock were also exercised by an officer/director for cash proceeds of $45,000 and warrants on 200,000 shares expired unexercised.

Note 6.	Stockholders’ Equity

Common Stock
During 2007, the Company sold 8,888,888 shares of common stock for cash at $0.45 per share for gross proceeds of $4,000,000. Three directors, directly or through affiliated entities, purchased 4,143,888 of these shares for cash of $1,864,750. Two other stockholders, each owning more than 5% of the Company’s common stock at the time of purchase, purchased an aggregate of 200,000 shares for cash of $90,000.

During the years ended September 30, 2008 and 2007, officers contributed part-time services to the Company without compensation. These services, valued at $24,000 each year, have been expensed and treated as capital contributions.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6.	Stockholders’ Equity (continued)

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

The following table summarizes option activity for the years ended September 30, 2008 and 2007:

	2008			2007
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	285,000	$0.41		240,000	$0.41
Granted	100,000	0.45	$-	115,000	0.45	$-
Exercised	-	-		-	-
Cancelled	(50,000)	0.45	$-	(70,000)	0.50	$-
Outstanding at end of year *	335,000	0.42	$11,000	285,000	0.41	$12,500
Options exercisable at year-end	260,000	0.41	$11,000	285,000	0.41	$12,500

*	Options outstanding at September 30, 2008 are exercisable at prices ranging from $0.35 to $0.45 and expire over the period from 2009 to 2013.

At September 30, 2008, the weighted average life of options outstanding was 2.9 years, and 615,000 shares were available for option grants under the Plan. Intrinsic value is computed based on closing bid prices.

Note 7.	Related Party Transactions

The Company pays a company owned by its President an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Accordingly, such payments aggregated $12,000 for each year ended September 30, 2008 and 2007. Also, in 2007, the Company reimbursed such company $32,397 for direct out-of-pocket costs associated with the formation and startup of the Subsidiary. During the same period, the Company received a broker loan referral fee of $1,950 from such company for referring a loan not meeting the Company’s credit standards.

During the years ended September 30, 2008 and, 2007, the Company incurred interest expense of $29,750 and $37,472, respectively, related to notes held by officers and directors and their affiliated entities.

During 2007, through the Subsidiary, the Company purchased from an entity owned by its President a 15% note secured by a deed of trust payable by an unaffiliated borrower with a stated principal of $760,000, an original issue date of December 28, 2006, and a due date of December 28, 2007. The net cash price for the note was $725,800 representing the discounted value of the note computed at the stated annual rate of 15% and the pro rata share of an initial 3% finance charge. Interest on the note was prepaid by the borrower through June 28, 2007, when monthly interest payments commenced at 15%. The purchase price paid represented the cash advanced under the note adjusted only for the pro rata interest and finance charges retained for the term from the issue date to March 28, 2007.

During 2007, the Subsidiary sold two 24% Term Notes payable by an unaffiliated borrower with aggregate outstanding principal of $148,083 to an entity owned by the Company’s President and Chairman. The cash price received for the notes was $155,362 representing the outstanding principal and accrued interest at the stated annual rate of 24% through September 21, 2007. The Subsidiary waived late fees of $2,809 owing by the unaffiliated borrower.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7.	Related Party Transactions (continued)

In September 2008, ASI assigned its $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity formed at that time for that purpose and 50% owned by the Company’s president and director. The note was due in July 2008 and the Company elected to dispose of the note in this fashion in lieu of pursuing collection, foreclosure or other alternatives. The assignment was made without recourse or participation. The Company received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009, with interest payable monthly.

The Company’s management believes that, under FIN 46R, DavCap is a VIE and that ASI is its primary beneficiary, thus requiring it to be consolidated in the accompanying financial statements. The $1,000,000 note receivable held by DavCap is included in notes receivable and has a full allowance for note loss due to improbability of collection (see Note 3). The nominal noncontrolling interest of $1,000 in DavCap is not separately presented at September 30, 2008. We expect to consolidate DavCap as long as it continues to qualify for consolidation as a VIE. Subsequent to September 30, 2008, we received payments of $119,500 on the unsecured (effectively, intercompany) note.

See Notes 3, 5, 6 and 11 for additional related party disclosures.

Note 8.	Income Taxes

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized no adjustment for uncertain tax provisions and there was no total amount of unrecognized tax benefits as of October 1, 2007.  The Company’s adoption of FIN 48 did not have any effect on its financial condition, results of operations, cash flows, deferred tax assets or related valuation allowances.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2008 and 2007 as follows:

	2008	%	2007	%
Computed "expected" tax provision (benefit)	$(922,000)	(34%)	$18,000	34%
Increase (decrease) in income taxes resulting from:
Increase (decrease) in valuation allowance	915,000	34%	(39,000)	(100%)
Nondeductible compensation and other	7,000	-%	21,000	66%
	$-	-	$-	-

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to such net deferred tax assets are as follows:

	September 30,
	2008	2007
Deferred income tax assets:
Federal net operating loss carryforwards	$27,000	$52,000
Federal capital loss carryforwards	188,000	189,000
Note loss allowance	958,000	-
Stock compensation	15,000	12,000
Deferred rent	25,000	33,000
	1,213,000	286,000
Deferred income tax liabilities:
Depreciation and amortization	(23,000)	(11,000)
	1,190,000	275,000
Valuation allowance	(1,190,000)	(275,000)
Net deferred income taxes	$-	$-

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8.	Income Taxes (continued)

A valuation allowance has been provided for those deferred tax assets that management believes are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Management believes it is more likely than not that its net deferred tax assets will not be realized due to substantial economic uncertainties (Note 9). A valuation allowance is also maintained against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward.

The Company has net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $79,000 and $552,000, respectively, as of September 30, 2008, that expire between December 31, 2021, and September 30, 2025.

The tax years 2003 through 2007 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 2001.

Note 9.	Other Concentrations and Financial Instruments

The United States is experiencing a widespread decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment bankng systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and the Company's operations cannot be predicted at this time but may be substantial.

From time-to-time, the Company carries cash and securities balances on deposit with financial institutions that are substantially in excess of federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of a future loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

The carrying values of financial instruments including cash, notes receivable, accounts payable and accrued liabilities and notes payable approximated fair market value because of the short-term maturity of these instruments.

Note 10.	Commitments

Operating Lease
Effective in June 2007, the Company subleased and occupied approximately 3,750 square feet of office space within space leased by the Company’s President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The Company received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 related to space not subleased or improved by the Company. The $32,800 was included in accrued liabilities at September 30, 2007 and subsequently repaid in May 2008. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the years ended September 30, 2008 and 2007, was $74,862 and $24,343, respectively. The minimum obligation for future rent payments under this operating sublease is as follows:

Year ending September 30:
2009	$99,443
2010	102,924
2011	106,526
2012	54,179

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10.	Commitments (continued)

Technology
Prior to 2007, the Company entered into a license agreement with a minimum term of 15 years subject to certain commercialization performance requirements after the third year that management believes the Company has satisfied. This agreement granted the Company worldwide exclusive rights to one patent and related technology for a certain plasma sterilization and decontamination method.

The agreement provides for future royalty payments to the licensor based on product sales or sublicense fees with no minimum royalties.

Prior to 2007, the Company also acquired sound reduction technology for jet engines. The Company is obligated to pay certain royalties on product revenues or license revenues, if any, to be received by the Company and a fee on sale proceeds due in the event of any further sale of the technology.  There are no minimum royalties. The Company is not presently developing this technology.

Note 11.	Segment Reporting

The Company has two reportable segments, specialty finance and technology development. The Company allocates collection, general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
Year ended September 30, 2008
Interest, fee and investment income	$822,432			$822,432
Interest expense	(98,664)			(98,664)
Loan losses	(2,948,370)			(2,948,370)
Research and development	-	$(14,902)		(14,902)
Collection, general and administrative	(317,204)		$(159,329)	(476,533)
Segment loss, pre tax	$(2,541,806)	$(14,902)	$(159,329)	$(2,716,037)
Assets	$3,249,622			$3,249,622

Year ended September 30, 2007
Interest, fee and investment income	$624,641			$624,641
Interest expense	(139,187)			(139,187)
Loan losses	-			-
Research and development	-	$(5,465)		(5,465)
Collection, general and administrative	(286,856)		$(139,872)	(426,728)
Segment profit (loss), pre tax	$198,598	$(5,465)	$(139,872)	$53,261
Assets	$6,507,375			$6,507,375

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS & PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the“Exchange Act”)) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective due to the existence of a material weakness in our internal control over financial reporting at September 30, 2008.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of ASI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of ASI; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of ASI’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) as a material weakness in our internal control over financial reporting at September 30, 2008. Our independent registered public accountants identified the need for additional allowances for note losses at September 30, 2008 that led to a material adjustment to our financial statements. We also initially failed to identify and classify a newly formed related party as a variable interest entity for disclosure and reporting. In light of this material weakness management concluded that our internal control over financial reporting needs improvement and was not effective. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we continue to train our internal financial personnel on industry specific accounting requirements including the loan loss methodology of SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” as well as the impact of both new and industry specific accounting pronouncements on major transactions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting
No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of October 31, 2008:

Name	Age	Position
Jerry E. Polis	76	President and Director since 1973
Eric M. Polis	38	Secretary, Treasurer and Director since August 2000
Gerald L. Ehrens	69	Director since September 2005
Richard A. Fait	70	Director since January 2006

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

Eric M. Polis has been Secretary and Treasurer of the Company since July 2000. From 1993 to 2002 he was a licensed real estate agent with Polis Realty with property management and leasing responsibilities. He has been employed as an asset manager for privately held Davric Corporation since 1997. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. In October 2008 he was appointed as a director of publicly traded e.Digital Corporation. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s officers, directors and persons who own more than 10% of a class of the Company’s securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2008, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC except as follows:

•
In connection with stock option grants to four directors with a grant date of January 28, 2008 each director (Jerry E. Polis, Eric M. Polis, Gerald L. Ehrens and Richard A. Fait) filed one Form 4 late on February 13, 2008 with each form reporting one transaction.

Committees

The Company has no formal or separate nominating or compensation committee with the board of directors as a whole serving in such capacities due to the size of the Company. On September 17, 2007, the Board of Directors established an Audit Committee consisting of two members, Richard A. Fait and Gerald L. Ehrens. The Board determined that Mr. Fait and Mr. Ehrens are “independent directors” as that term is defined in NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934 and that Mr. Fait is an “audit committee financial expert” as that term is defined in Item 407 of Regulation S-B promulgated by the SEC. Mr. Fait was appointed as the chair of the Audit Committee. The Board also adopted an audit committee charter.

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors and accordingly there have been no material changes to this policy.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We have a limited number of employees and currently only two executive officers.

The Board of Directors has not established a base salary for our current two executive officers (Jerry E. Polis, our PEO (Principal Executive Officer) and Eric M. Polis, our PFO (Principal Financial Officer)) who only provide part-time services to our company. Other than a $2,500 cash bonus paid to Eric M. Polis in December 2007 our two executive officers  received no cash compensation for their services as executive officers.  There were no cash bonuses paid or accrued during the year pursuant to our Executive Bonus Plan (“Bonus Plan”).

Our two executive officers received compensation during fiscal 2008 for attendance at Board of Director and Loan Committee meetings. The rate paid during fiscal 2008 was $200 per meeting ($400 per meeting for the Chairman) for directors (employee and non-employee) and $100 for each audit committee meeting and $50 for each loan committee meeting.

Our long-term incentive program consists of the Bonus Plan and a stock option plan pursuant to which the PEO and other executive officers (as well as other employees and consultants) are periodically granted stock options at the then fair market value (or higher prices) of our common stock and are eligible for bonus participation. Options are granted pursuant to the 2000 Equity Incentive Plan and are designed to provide such persons with compensation based on overall company performance as reflected in the stock price and to help align employees’ and shareholders’ interests.

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

On March 13, 2007, the Board of Directors (“Board”) approved an Executive Bonus Plan. The Bonus Plan is designed to align the interests of our executive officers and eligible employees with the interests of stockholders by linking bonus amounts directly to Company performance. Executive officers and eligible employees (so designated from time to time by the Board) (the “Participants”) are eligible to receive cash bonuses under the Plan based on the Company’s consolidated net income before tax plus any depreciation, amortization and non-cash interest or non-cash derivative expenses (“Adjusted Pre-Tax Income”). The bonus pool available for all executive officers and key employees shall be equal to 10% of Adjusted Pre-Tax Income of $500,000 to a maximum $5,000,000 for each fiscal year commencing with fiscal 2007 until the Plan is terminated or amended by the Board. No bonus pool shall be allocated if Adjusted Pre-Tax Income is less than $500,000 in a fiscal year.

To be eligible for participation in the Plan’s bonus pool Participants must be employed at fiscal year end. The Board has discretion to allocate the bonus pool among Participants and may designate in advance for individual Participants the minimum portion of the bonus pool that may be allocated to them based on their performance in such fiscal year(s). Actual bonus payments, if any, will therefore vary based on the Company’s financial performance and individual Participant bonuses will vary on allocation of the bonus pool among Participants each year. In addition the Board has the discretion to award cash bonuses outside the Plan or otherwise increase, reduce or eliminate cash bonuses that would otherwise be payable under the Plan in its sole discretion. Even if the financial performance is not achieved, the Board may award certain Participants cash performance bonuses outside the Plan and may award other performance-based compensation based on fees generated from brokered loans or as the result of other fees.

Our Board of Directors serves as the compensation committee and has not adopted a formal charter. The Board currently performs the following functions regarding compensation for the named executive officers (“ NEOs”):
•	Sets Board of Director and committee compensation to which NEOs are eligible.
•	Evaluates NEO performance in light of goals and determines equity awards.
•	Annually reviews the status of the Bonus Plan and any NEO special benefits.

In the future the Board of Directors in their role as compensation committee may:
•	Establish base salaries to existing or future executive officers.
•	Authorize bonus participation within or outside the Bonus Plan or modify the plan or plan parameters.
•	Establish employee benefits.

PEO Compensation. During fiscal 2008, no base salary was paid or accrued to our PEO, Jerry E. Polis. The Board believes this is a level below the range of base salaries for Principal Executive Officers at similarly situated companies, even for part-time services. The non-payment of salaries reflects an effort to contain costs during the development and growth of our business. The Board believes Mr. Jerry E. Polis has long-term stock incentives through his significant personal stock ownership, equity incentives and eligibility to participate in the Bonus Plan. Mr. Polis is an employee at will.

SUMMARY COMPENSATION TABLE

The following table shows for the year ended September 30, 2008 certain compensation information for our PEO, PFO and Subsidiary President (each a “Named Executive Officer” and collectively, the “Named Executive Officers”). We had no other reportable executive officers for fiscal 2008 and 2007. Certain columns have been omitted as they were not applicable for the Named Executive Officers for the period presented.

				Option	All Other
		Salary (1)	Bonus(1)	Awards (2)	Compensation (3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jerry E. Polis, President and Chairman (PEO)	2008	$-	$-	$1,941	$850	$2,791
	2007	$-	$-	$4,866	$1,200	$6,066
Eric M. Polis, Director, Secretary and Treasurer (PFO)	2008	$-	$2,500	$1,941	$450	$4,891
	2007	$-	$-	$4,866	$600	$5,466

(1)	Represents actual cash compensation.
(2)
Represents the amount of compensation cost recognized by us in fiscal 2008 and 2007 related to stock option awards vested during fiscal 2008 and 2007, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2008 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008.

(3)	Represents director and loan committee fees paid for attendance at meetings.

OUTSTANDING EQUITY AWARDS AT YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2008. There were no other outstanding equity awards as of September 30, 2008.

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date

Jerry E. Polis	10,000	-	(1)	-	$0.35	12/6/2009
	10,000	-	(1)	-	$0.40	1/8/2011
	20,000	-	(1)	-	$0.45	12/11/2011
	5,000	15,000	(2)	-	$0.45	1/15/2013

Eric M. Polis	10,000	-	(1)	-	$0.35	12/6/2009
	10,000	-	(1)	-	$0.40	1/8/2011
	20,000	-	(1)	-	$0.45	12/11/2011
	5,000	15,000	(2)	-	$0.45	1/15/2013

(1)	These options were fully vested at September 30, 2008.
(2)
These options vest at the rate of 2,500 every three months. An additional 2,500 shares vested and became exercisable on October 28, 2008 and an additional 2,500 shares vest and become exercisable each three months thereafter  until fully vested subject to continued service and other conditions of each option grant.

There were no options exercised by the Named Executive Officers during fiscal 2008. There are no pension benefits for any Named Executive Officer. No named executive officer has any employment agreement, termination of employment or change in control arrangement.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Members of the board of directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to frequency or amount of equity compensation grants for non directors. The following meeting payment rates were in effect for fiscal 2008: $200 for each director meeting ($400 for the Chairman, an executive officer) and $100 for each audit committee meeting (Mssrs. Fait and Ehrens are the members) and $50 for the loan committee of the Subsidiary (current members are executive officers Jerry E. Polis and Eric M. Polis). Meeting fees apply to both employee and non-employee directors.

The following table sets forth the compensation paid to our non-employee directors in 2008. Employee director compensation is described above.
	Fees
	Earned
	or Paid	Option	All Other
	in Cash	Awards (1) (2)	Compensation	Total
Name	($)	($)	($)	($)

Gerald L. Ehrens	$800	$971	-	$1,771

Richard A. Fait	$800	$971	-	$1,771

(1)
Represents the amount of compensation cost recognized by us in fiscal 2008 related to stock option awards on 10,000 shares granted and partially vested for each listed non-employee director as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2008 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008.

(2)	The following are the aggregate number of option awards outstanding for each of our non-employee directors at September 30, 2008 – Ehrens: 40,000 and Fait: 30,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership

The following table sets forth, as of November 30, 2008, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding shares of Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class
Jerry E. Polis	7,127,612	(1)	41.5%
President and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Eric M. Polis	453,750	(2)	2.6%
Secretary, Treasurer and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Gerald L. Ehrens	183,750	(3)	1.1%
Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Richard A. Fait	123,750	(4)	0.7%
Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

All directors and officers as a group	7,708,612	(5)	44.6%
(4 persons)
____________________________

(1)
Includes 3,412,927 shares held by the Polis Family Trust, 100,000 shares held by Polis Family LLC and 3,436,888 shares held by Davric Corporation, a company controlled by Mr. Polis. Mr. Polis shares investment and voting power over the shares held by Polis Family LLC with Eric M. Polis and other family members. Also includes currently exercisable options on 47,500 shares of common stock.

(2)
Includes 226,000 shares held by family trust and 100,000 shares held by the Polis Family LLC. Mr. Polis shares investment and voting power over the shares held by Polis Family LLC with Jerry E. Polis and other family members. Also includes currently exercisable options on 47,500 shares of common stock.

(3)	Consists of 150,000 shares held by family limited partnership. Also includes currently exercisable options on 33,750 shares of common stock.
(4)	Consists of 100,000 shares held by family trust. Also includes currently exercisable options on 23,750 shares of common stock.
(5)	Includes currently exercisable options on 152,500 shares of common stock.

Equity Compensation Plan Information

At September 30, 2008, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan approved by our stockholders. On May 1, 2006 our stockholders approved an increase in the authorized shares pursuant to the 2000 Equity Incentive Plan from 250,000 common shares to 950,000 common shares. The following table gives information as of September 30, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	335,000	$0.42	615,000
Equity compensation plans not approved by security holders	--	--	--
Total	335,000	$0.42	615,000

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We currently share office space with Davric Corporation ("Davric"), an entity controlled by our President and Chairman Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs. We paid $12,000 in 2008 in such costs.

During the year ended September 30, 2008, we incurred interest expense of $29,750 related to $510,000 of 7% subordinated notes due July 31, 2008 held by our officers and directors and their affiliated entities. In July 2008 four directors were paid $178,214 to retire the principal of Subordinated Notes held by them, and they applied $331,786 to the exercise of warrants to purchase 663,571 shares of our common stock all on the same terms as unrelated persons. Additional warrants for 90,000 shares of common stock were also exercised by an entity controlled by Mr. Jerry E. Polis, our director and president, for cash of $45,000.

In September 2008, we assigned our $1,000,000 undivided interest in a note and related deed of trust payable by an unaffiliated borrower to an entity 50% owned by our president and director, Jerry E. Polis. The note was due in July 2008, and we elected to dispose of the note in lieu of pursuing collection, foreclosure or other alternatives. The assignment was made without recourse or participation. We received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009 with interest payable monthly. Subsequent to September 30, 2008 we received payments of $119,500 on the new note.

At September 30, 2008, we had a note receivable from e.Digital Corporation (“e.Digital”) in the amount of $400,000. Our Chairman and President and greater than 10% shareholder, Jerry E. Polis, is a 4.9% shareholder of e.Digital and is also a debtor, through an entity controlled by him,  of e.Digital pursuant to an unrelated convertible term note in the principal of amount of $626,943 at September 30, 2008. Mr. Polis is not an officer or director of e.Digital and the financing was negotiated in the normal course of both companies business. On October 10, 2008 Mr. Eric Polis was appointed as a director of e.Digital. Since Mr. Jerry E. Polis and Mr. Eric Polis own collectively less than 10% of the ownership of e.Digital they are not considered to have a reportable indirect material interest.

Effective in June 2007, our Subsidiary subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our President, Jerry E. Polis, and an unrelated individual. The rate paid pursuant to the sublease is a pass-through of the same monthly rate as charged by the unrelated primary landlord. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense paid to the primary landlord, net of deferred rent amortization, was $74,862 and $24,343 for the year ended September 30, 2008 and 2007, respectively.

We recorded $24,000 in 2008 and 2007 as contributed services for officers including Jerry E. Polis. No common stock or other value is due for these contributed services.

Director Independence

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Our Board of Directors is comprised of four individuals, two of whom (Messrs. Ehrens and Fait) we have determined are independent under NASDAQ National Stock Market rules. We consider Mr. Jerry E. Polis as our PEO (principal executive officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee (and previously the entire Board of Directors) pre-approved all audit, audit-related and non-audit services performed by our independent registered public accounting firm and subsequently reviewed the actual fees and expenses paid to Piercy Bowler Taylor & Kern. The Audit Committee has determined that the fees paid to Piercy Bowler Taylor & Kern for non-audit services are compatible with maintaining Piercy Bowler Taylor & Kern’s independence as our independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed by Piercy Bowler Taylor & Kern to the date of this report for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports for 2008 and 2007 were $59,020 and $48,370 including expenses, respectively.

AUDIT-RELATED FEES. There were no other fees billed by the Company’s principal accountants during the fiscal years ended September 30, 2008 or 2007 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

TAX FEES. There were no fees billed by the Company’s principal accountant during the last two fiscal periods for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed or billable by the Company’s principal accountants during the fiscal years ended September 30, 2008 or 2007 for professional services rendered for other products or services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Number	Description of Exhibit
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

10.13	Audit Committee Charter adopted September 17, 2007. Incorporated by reference to Exhibit 99.2 on Form 8-K dated September 21, 2007.

10.14	Sublease dated as of October 11, 2007 between ASI Capital Corporation and Joseph L. Lamarca and Jerry E. Polis. Incorporated by reference to Exhibit 99.1 on Form 8-K dated November 9, 2007.
10.15	Promissory Note payable by DAVCAP, LLC to ASI Capital Corporation dated September 29, 2008. Incorporated by reference to Exhibit 99.1 on Form 8-K dated October 3, 2008.
10.16	Assignment of Note Secured by Deed of Trust to DAVCAP, LLC by ASI Capital Corporation dated September 29, 2008. Incorporated by reference to Exhibit 99.2 on Form 8-K dated October 3, 2008.
21	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Filed herewith,

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASI TECHNOLOGY CORPORATION

	By:	/s/ JERRY E. POLIS
Jerry E. Polis
President
Date: December 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JERRY E. POLIS	President and Chairman	December 17, 2008
Jerry E. Polis	(principal executive officer)

/s/ ERIC M. POLIS	Secretary, Treasurer and Director	December 17, 2008
Eric M. Polis	(principal financial and accounting officer)

/s/ GERALD L. EHRENS	Director	December 17, 2008
Gerald L. Ehrens

/s/ RICHARD A. FAIT	Director	December 17, 2008
Richard A. Fait