Form 10-Q
period 2008-12-31
ASI TECHNOLOGY CORP
filed 2009-02-10
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2008

Commission File Number 0-6428

ASI Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

980 American Pacific Drive, Suite #111	89014
(Address of principal executive offices)	(Zip Code)

(702) 734-1888
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value	17,093,723
(Class)	(Outstanding at February 6, 2009)

ASI Technology Corporation
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Balance Sheets as of December 31, 2008 (unaudited)
and September 30, 2008	3

Statements of Operations for the three months
ended December 31, 2008 and 2007 (unaudited)	4

Statements of Comprehensive Income (Loss) and Stockholders’
Equity for the three months ended December 31, 2008 and 2007 (unaudited)	5

Statements of Cash Flows for the three months
ended December 31, 2008 and 2007 (unaudited)	6

Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	n/a

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	n/a
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	20

Item 1. Consolidated Financial Statements (unaudited):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	September 30,
	(unaudited)	2008 (a)

ASSETS
Cash and equivalents	$461,046	$256,171
Marketable securities	22,889	103,861
Notes receivable, net	2,558,573	2,661,573
Interest receivable	21,550	16,764
Property and equipment, net	168,340	181,459
Prepaid expenses	23,124	29,794

	$3,255,522	$3,249,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$35,738	$14,020
Deferred rent	69,544	74,893
	105,282	88,913

Minority interest in related party variable interest entity	92,613	1,000

Stockholders' equity
Preferred stock, 1,000,000 shares authorized,
none issued and outstanding
Common stock, $.02 par value; 30,000,000 shares authorized,
17,114,723 and 17,136,723 shares issued	342,302	342,742
Additional paid-in capital	9,287,881	9,287,746
Treasury stock, 21,000 and 11,000 common shares at cost	(9,538)	(4,994)
Deficit	(6,551,407)	(6,460,146)
Accumulated other comprehensive loss	(11,611)	(5,639)
	3,057,627	3,159,709

	$3,255,522	$3,249,622

See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2008.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2008	2007

Income:
Interest and fees	$46,303	$273,086
Other investment income	1,173	2,822
	47,476	275,908
Expenses:
Interest	-	31,922
Research and development	9,515	-
Collection, general and administrative	159,222	139,844
	168,737	171,766

Income (loss) before income taxes (benefit)	(121,261)	104,142
Income taxes (benefit)	-	(32,000)
Income (loss) before income of consolidated related party variable interest entity	(121,261)	136,142
Minority interest in losses of related party variable interest entity	30,000	-
Income (loss)	$(91,261)	$136,142

Income (loss) per share (basic and diluted)	$(0.01)	$0.01

Weighted average number of common
shares outstanding:
Basic	17,118,506	15,907,291
Diluted	17,118,506	15,926,703

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY
For the Three Months Ended December 31, 2008 and 2007

	Comprehensive Income	Common Stock		Additional Paid-In	Treasury		Accumulated Other Comprehensive
	(Loss)	Shares	Dollars	Capital	Shares	Deficit	(Loss)	Total

Balances, October 1, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

Contributed services		-	-	6,000	-	-	-	6,000

Purchase and retirement of 22,000 treasury shares		(22,000)	(440)	(9,460)	-	-	-	(9,900)

Purchase of 10,000 treasury shares		-	-	-	(4,544)	-	-	(4,544)

Stock-based compensation		-	-	3,595	-	-	-	3,595

Comprehensive loss:
Net loss	$(91,261)	-	-	-	-	(91,261)	-	(91,261)
Unrealized loss on marketable securities	(5,972)	-	-	-	-	-	(5,972)	(5,972)
Total comprehensive loss for the period	$(97,233)

Balances, December 31, 2008		17,114,723	$342,302	$9,287,881	$(9,538)	$(6,551,407)	$(11,611)	$3,057,627

Balances, October 1, 2007		15,907,552	$318,171	$8,664,532	$(442)	$(3,744,109)	$(1,497)	$5,236,655

Contributed services		-	-	6,000	-	-	-	6,000

Purchase and retirement of 400 treasury shares		(400)	-	(208)	-	-	-	(208)

Comprehensive income:
Net income	$136,142	-	-	-	-	136,142	-	136,142
Unrealized loss on marketable securities	(6,944)	-	-	-	-	-	(6,944)	(6,944)
Total comprehensive income for the period	$129,198

Balances, December 31, 2007		15,907,152	$318,171	$8,670,324	$(442)	$(3,607,967)	$(8,441)	$5,371,645

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2008	2007
Operating activities
Net income (loss)	$(91,261)	$136,142
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	13,119	13,659
Amortization of loan fees and prepaid interest	(2,000)	(95,954)
Minority interest in losses of related party variable interest entity	(30,000)	-
Amortization of deferred rent	(5,349)	(5,349)
Deferred taxes	-	(32,000)
Contributed services	6,000	6,000
Stock-based compensation	3,595	-
Non-cash interest expense	-	10,673
Decrease (increase) in interest receivable	(4,786)	9,883
Decrease in prepaid expenses	6,670	5,179
Increase (decrease) in accounts payable and accruals	16,768	(2,873)
Net cash provided (used) by operating activities	(87,244)	45,360

Investing activities
Sale of marketable securities	75,000	-
Purchase of equipment and improvements	-	(2,629)
Proceeds from sale of equipment	-	500
Loans originated	-	(500,000)
Collections from borrowers	105,000	820,624
Net cash provided by investing activities	180,000	318,495

Financing activities
Repayments of shareholder notes	-	(150,000)
Increase in minority interest in related party variable interest entity	121,613	-
Purchase of treasury stock	(9,494)	(208)
Net cash used by financing activities	112,119	(150,208)

Net increase in cash and equivalents	204,875	213,647

Cash and equivalents, beginning of period	256,171	280,311

Cash and equivalents, end of period	$461,046	$493,958

Supplemental cash flow information
Cash paid during the period for interest	$-	$21,249
Note origination fee received in investment securities	$-	$6,500
Treasury stock purchased with payable obligation	$4,950	$-

See notes to interim consolidated financial statements.

1. Nature of Operations
These unaudited interim consolidated financial statements include the accounts of the Company, collectively ASI Technology Corporation (“ASI”) and its wholly-owned subsidiary, ASI Capital Corporation (the “Subsidiary”), primarily a specialty “high risk” finance company and DavCap LLC, a related party, which under Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised), is deemed to be a variable interest entity (“VIE”), after elimination of intercompany transactions and balances. As substantially all of the Company’s assets are its specialty finance business, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry.

The Company’s specialty lending activities include commercial, residential and venture capital loans. At December 31, 2008, the Company's gross amount of notes receivable of $4,377,473 are comprised of eight notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. Recent economic conditions and uncertainties have impacted collateral values for the Company’s notes and at December 31, 2008 the Company considered $2,516,348 of notes as impaired and has a note loss provision of $1,818,900 for such notes. Management is taking actions to collect or recover amounts due on the notes and expects it may be required to extend, restructure or foreclose on related collateral. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note not adequately provided for in the loan loss allowance (Note 4) would have a material adverse impact on operations. The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the notes failed to perform is represented by the net carrying amount of each note as detailed in Note 4. The Company manages its credit risk by evaluating each borrower’s credit worthiness and the value of collateral before loans are made and aggressively pursues recovery on impaired notes. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

2. Statement Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2008, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

On October 1, 2008, management adopted Statement of Financial Accounting Standards (“SFAS”) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities and SFAS No. 157 Fair Value Measurements for all financial assets and liabilities, which had no impact on the Company’s consolidated balance sheet, results of operation or cash flows. The carrying amounts of the Company’s financial instruments are included in the consolidated balance sheets. The fair value of the Company’s financial instruments and the methodologies and assumptions used to measure the fair value of such financial instruments are described in detail in Note 8 below.

3. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are excluded from a diluted computation, which is not presented in loss periods, as their effect would be anti-dilutive. The Company has no dilutive securities other than stock options and warrants. At December 31, 2008 and 2007 a total of 335,000 and 1,543,571, respectively, of potentially dilutive securities were excluded from the diluted computation for each period then ended as they were antidilutive. Dilutive securities included in the computation of diluted income per share for the period ended December 31, 2007 had an immaterial impact on diluted income per share.

4. Notes Receivable
The Company’s note receivable portfolio as of December 31, 2008, mature within one year and consist of the following types of loans at December 31, 2008 and 2007:

	Range of
	Stated	December 31,
Description	Interest Rates	2008	2007
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,747,025
Secured by second trust deeds	15%-18%	1,268,000	1,311,009
Secured by third trust deeds	24%	-	1,000,000
Residential real estate second trust deed	24%	54,648	81,768
Corporate notes secured by asset liens	18%-24%	300,000	606,000
Other notes	24%	7,800	17,800
		4,377,473	5,763,602
Unearned fees and other		-	(87,300)
Allowance for loan losses		(1,818,900)	-
		$2,558,573	$5,676,302

The corporate note at December 31, 2008, of $300,000 is secured by substantially all the assets of e.Digital Corporation, a public technology company with intellectual property rights that are believed by management to have substantial value.

Management believes that the value of the Company’s real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases is less than the outstanding balance. At December 31, 2008, the Company considered five notes aggregating $2,516,348 as impaired and had an allowance for note losses of $1,818,900. During the three months ended December 31, 2008 the Company recognized $4,753 of interest income on impaired notes. Management expects it may be required to extend, restructure or foreclose on collateral relating to certain impaired notes. Individual notes and the related allowances are detailed as follows:

			Note
			Balance at	Allowance
	Interest	Maturity	December 31,	for Note	Comment
Collateral Description	Rate	Date	2008	Losses	Reference

First deed of trust on 2.07 acres of residential land for development in North Las Vegas, NV	15%	December 28, 2008	$ 760,000		(A)

First deed of trust on 2.14 acres of commercial land for development in Las Vegas, NV	18%	July 30, 2009	801,125		(A)

Corporate note secured by asset liens of e.Digital Corporation in San Diego, CA	18%	June 23, 2009	300,000
			1,861,125

Impaired Notes*:

First deed of trust on 2.60 acres of residential land being rezoned for commercial development in North Las Vegas, NV	15%	November 30, 2008	1,185,900	$ (535,900)	(B)

2nd deed of trust on 10 acres of residential zoned land for development and possible rezoning in Las Vegas, NV	15%	November 2, 2008	500,000	(500,000)	(C)

2nd deed of trust on 6 acres of residential zoned land for development in Henderson, NV	15%	April 12, 2009	768,000	(768,000)	(C)

2nd deed of trust on residence in Las Vegas, NV	24%	July 18, 2008	54,648	(15,000)	(D)

Note secured by other non-real estate assets in Las Vegas, NV	24%	February 13, 2008	7,800	-	(E)

			2,516,348	(1,818,900)
			$ 4,377,473	$ (1,818,900)

* The Company classifies a loan as impaired when it determines that it is probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Insignificant delays and extensions that are not troubled debt restructuring do not result in impairment classification. Impairment is measured based on the present value of expected future cash flows or the Company’s estimate of fair value of the collateral, if the loan is collateral dependent.

(A)
The Company is documenting a verbally agreed extension requiring a principal reduction upon signing of the extension. The Company believes there is adequate collateral value for this note and does not consider it impaired at December 31, 2008.

(B)
The Company has estimated the fair value of the collateral at $250,000 per acre. This property was successfully rezoned in December 2008 and this could result in a future reevaluation of such fair value estimate. The note was not paid at the due date and the Company is negotiating various actions including the possibility of taking title in lieu of foreclosure and holding this property until market conditions improve.

(C)
The issuer of this note has ceased homebuilding operations and because of the size of senior obligations and the deterioration of market values since the last appraisal the Company estimates there is no current net collateral position. The Company is negotiating with the borrower and senior and subordinate lien holders to improve its collateral position and if successful will re-evaluate the fair value of collateral and the related loan loss provision.

(D)
Due to deterioration of residential real estate values, the Company believes the real estate has no current net collateral value. The Company however has obtained additional collateral valued by the Company at an estimated $40,000 related to this note.

(E)
The Company estimates the fair value of collateral is sufficient to recover the balance on this note if not paid by the holder. Although payments have been erratic the Company has determined no loan loss provision is required at December 31, 2008.

Allowance for loan losses activity is summarized below:

	Three months ended
	December 31,
	2008	2007
Allowance, beginning of period	$2,818,900	$-
Provision	-	-
Charge-offs	(1,000,000)	-
Allowance, end of period	$1,818,900	$-

One loan held by DavCap, a variable interest entity was charged off in December 2008 due to foreclosure actions by senior creditors. See Note 6.

Two customers accounted for 63% and 30%, respectively, of interest and fee income on notes for the three months ended December 31, 2008, and three customers accounted for 45%, 21% and 16%, respectively, of interest and fee income on notes for the three months ended December 31, 2007. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Three months ended
	December 31,
	2008	2007
Balance, beginning of period	$2,661,573	$5,907,472
Originations	-	500,000
Deferred finance charges, net	2,000	89,454
Loan loss provision	-	-
Principal collected	(105,000)	(820,624)
Balance, end of period	$2,558,573	$5,676,302

5. Stock-Based Compensation
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants.

The following table summarizes stock option activity for the current three-month period:

	Shares #	Weighted average exercise price	Weighted average life (years)	Aggregate intrinsic value
Outstanding September 30, 2008	335,000	$0.42
Granted	-	-
Canceled/expired	-	-
Exercised	-	-
Outstanding December 31, 2008 (1)	335,000	$0.42	2.7	$-0-
Exercisable at December 31, 2008	272,500	$0.41	2.4	$-0-

(1)	Options outstanding are exercisable at prices ranging from $0.35 to $0.45 and expire over the period from 2009 to 2013.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2008 of $0.30.

The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares.

No options were granted or exercised during the periods ended December 31, 2008 or 2007. Subsequent to December 31, 2008 the Company granted options on 100,000 shares of common stock at prices ranging from $0.25 to $0.275 per share exercisable for five years subject to vesting and continued service. At December 31, 2008, total estimated compensation cost of options granted but not yet vested was $15,459 and is expected to be recognized over the weighted average period of 1.1 years.

6. Related Party Transactions
The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Such payments aggregated $3,000 for each of the three-month periods ended December 31, 2008 and 2007.

During the three-month period ended December 31, 2007, the Company incurred interest expense of $8,925 related to subordinated notes held by officers and directors.

During the three-month periods ended December 31, 2008 and 2007, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $6,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased personally by the Company’s President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the three months ended December 31, 2008 and 2007 was $19,084 and $18,257, respectively.

In September 2008, ASI assigned a $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity formed at that time for that purpose and 50% owned by the Company’s president and director. The note was due in July 2008 and the Company elected to dispose of the note in this fashion in lieu of pursuing collection, foreclosure or other alternatives. The assignment was made without recourse or participation. The Company received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009, with interest payable monthly. During the three months ended December 31, 2008 DavCap paid $119,500 of interest. The Company’s management believes that, under FIN 46R, DavCap is a VIE and that ASI is its primary beneficiary, thus requiring it to be consolidated in the accompanying financial statements. The $1,000,000 note receivable held by DavCap, previously fully reserved, was written off as uncollectible in December 2008. The net equity of the owners of DavCap is reflected as minority interest in the accompanying balance sheet. The Company expects to continue to consolidate DavCap as long as it continues to qualify for consolidation as a VIE.

7. Income Taxes
On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. At December 31, 2008, the Company had no material uncertain tax positions.

The Company has net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $169,000 and $552,000, respectively, as of December 31, 2008, that expire between 2021, and 2026 and may be subject to limitations in some circumstances under the Internal Revenue Code.

A valuation allowance has been provided for the deferred tax assets arising primarily from net operating losses and loan loss provisions that management believes are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Management believes it is more likely than not that its net deferred tax assets will not be realized due recent losses and due to substantial economic uncertainties (Note 9). A valuation allowance is also maintained against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward.

8. Fair Value Measurements
SFAS No. 157, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined in terms of those inputs as follow:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Significant inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3
Significant unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market funds and marketable securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company holds money market funds and marketable securities that are traded daily and does not adjust the quoted price for such instruments.

Impaired Loans
The Company does not record loans at fair value as a matter of policy; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of December 31, 2008:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$331,614	$331,614	$-	$-
Marketable securities	22,889	22,889	-	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. Assets measured at fair value on a nonrecurring basis as of December 31, 2008 are included in the table below:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$697,448	$-	$-	$697,448

9. Other Concentrations and Financial Instruments
The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and the Company's operations cannot be predicted at this time but may be substantial.

From time-to-time, the Company carries cash and securities balances on deposit with financial institutions that are in excess of federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of a future loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

10. Segment Reporting
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
Three months ended December 31, 2008
Interest, fee and investment income	$47,476			$47,476
Interest expense	-			-
Loan losses	-			-
Research and development	-	$(9,515)		(9,515)
Collection, general and administrative	(86,638)		$(72,584)	(159,222)
Segment loss, pre tax	$(39,162)	$(9,515)	$(72,584)	$(121,261)
Assets	$3,255,522			$3,255,522

Three months ended December 31, 2007
Interest, fee and investment income	$275,908			$275,908
Interest expense	(31,922)			(31,922)
Loan losses	-			-
Research and development	-			-
Collection, general and administrative	(78,417)		$(61,427)	(139,844)
Segment profit (loss), pre tax	$165,569	$-	$(61,427)	$104,142
Assets	$6,494,816			$6,494,816

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. Our other activity has not been significant recently and has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds and, from time to time, sales of equity or debt securities. To date we have not employed participating investor note financing or other institutional financing. Our operating income depends largely upon net interest income, which is the interest income from notes and investments less interest expense, if any. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors, many beyond our control.

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

Overall Performance
We reported a net loss of $91,261 for the three months ended December 31, 2008, compared to a net income of $136,142 for the comparable three months of the year prior. Our business strategy was significantly hampered in fiscal 2008 due to the number of impaired and non-performing loans resulting from the decline in collateral values in the prior fiscal year. As a result, we are not currently generating sufficient net investment income to offset our operating costs. We are working to collect or improve collateral positions and recover amounts due on notes such that we can use recoveries to generate increased net investment income.  We have limited loan diversification, and any single future loan loss could have a material further adverse impact on our financial position and our results of operations. During the balance of fiscal 2009, we may elect to incur additional costs to develop our plasma or other technologies.

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

Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a material impact on the carrying value of certain assets and liabilities, and a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Information on our most critical accounting policies is described in our annual report on Form 10-K for the year ended September 30, 2008. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

Consolidation policy - In September 2008, we assigned our $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity 50% owned by our president and director. We believe that DavCap is a variable interest entity (VIE). We believe that, under FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised) that ASI is its primary beneficiary; accordingly, is consolidated and intercompany accounts are eliminated. During the three months ended December 31, 2008 DavCap paid $119,500 of interest on its $1,000,000 unsecured 12% note payable to ASI. The $1,000,000 note receivable held by DavCap, previously fully reserved, was written off as uncollectible in December 2008. The net equity of owners of DavCap is reflected as minority interest in the accompanying balance sheet. We expect to consolidate DavCap as long as it continues to qualify for consolidation as a VIE.

Notes receivable and allowance for loan losses - Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. The Company reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. In establishing an allowance we consider the payment and extension history and credit worthiness of the borrower, the estimated current value of our collateral, our ability to protect inferior collateral positions, if any, among other factors. These judgments are highly subjective and may change materially within a year and quarter to quarter based upon evolving events.

Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower and the value of collateral prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. As of December 31, 2008, our gross amount of notes receivable of  $4,377,473 is comprised of eight notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. We believe our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases may be less than the outstanding balance.

At December 31, 2008 we had five notes for $2,516,348 classified as impaired and we wrote off one note receivable for $1,000,000 against our loan loss allowance during the quarter then ended. Impairment was deemed probable for such notes as we do not believe we will be able to collect all amounts due according to the contractual terms of the note without collection, restructuring or foreclosure actions.  As a result we had a loan loss provision of $1,818,900 for such impaired notes based on the fair value of collateral. We are taking actions to collect or recover amounts due on the notes. We expect we may be required to extend, restructure or foreclose on related collateral on certain impaired notes. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note has a material adverse impact on operations.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Income. Interest and fee income from notes was $46,303 for the three months ended December 31, 2008, compared to $273,086 for the same period of fiscal 2007. At December 31, 2008, on a consolidated basis we had $4,377,473 principal balance of notes receivable ($2,516,348 impaired and not generating investment income) compared to $5,763,602 (none impaired) at December 31, 2007. The significant reduction in interest and fee income was the result of the reduced balance of notes paying interest during the most recent quarter. We are taking actions to collect or recover amounts due on non-performing notes. We expect we may be required to extend, restructure or foreclose on related collateral on certain impaired notes. Accordingly the levels of future investment income from notes is subject to significant variability. Interest and fee income from notes is also dependent upon average balances of performing notes and interest rates outstanding from time to time.

Expenses. We incurred $31,922 of interest expense in the first quarter of fiscal 2007 on shareholder notes that were retired in July 2008. We had no interest expense in our most recent quarter.

We incurred $9,515 of outside consulting and contract costs related to experiments on our plasma sterilization and decontamination technology. We incurred no comparable costs in the first quarter of the prior year. Research and development costs vary depending on timing of elective development efforts and availability of funds. We have no commitments related to future development and management has not determined or budgeted specific resources to this technology for the balance of the fiscal year.

Collection, general and administrative costs were $159,222 for the three months ended December 31, 2008 compared to $139,844 for the same three months of 2007. The $19,378 increase was primarily the result of increased audit expenses incurred for the fiscal 2008 audit. We expect collection, general and administrative costs for the balance of the current year to be comparable to levels from comparable periods for the prior year. However if we are required to employ outside services to extend, restructure or foreclose on related collateral on certain impaired notes we may incur increased collection costs and such amounts are not currently estimable by management.

Income Taxes. We recognized a tax benefit of $32,000 for the prior years first quarter as we partially reversed the valuation allowance related to net operating loss carryforwards. Due to operating losses we recognized no tax expense or benefit during the first quarter ended December 31, 2008.

Other. We also recognized $30,000 as a minority interest in the loss of the variable interest entity which reduced the consolidated net loss.

Liquidity and Capital Resources
The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and our operations cannot be predicted at this time but may be substantial.

From time-to-time, we carry cash and securities balances on deposit with financial institutions that are in excess of federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of a future loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

At December 31, 2008, we had cash and cash equivalents of $461,046 compared to $256,171 at September 30, 2008. Net cash used by operating activities was $87,244 during the first three months of fiscal 2009, compared to $45,360 provided by operating activities for the first three months of the prior year. The current period net cash used by operating activities of $87,244 resulted primarily from the net loss of $91,261 for the period reduced by depreciation and amortization of $13,119 and an increase in accounts payable and accruals of $16,768.

In the first quarter of fiscal 2008 we originated $500,000 of notes and collected $820,624. In our most recent quarter (fiscal 2009) we originated no new loans and collected $105,000.

On a consolidated basis we also recognized $91,613 from the net increase in minority interest from owners (minority interest) capital investments less net loss of DavCap, a related party variable interest entity. We paid $9,494 for the purchase of treasury stock during the first quarter and owed a balance of $4,950 paid in January 2009 to complete the purchase of an aggregate of 32,000 shares of our common stock (22,000 retired during the quarter).

Our principal source of liquidity at December 31, 2008, consisted of cash and equivalents of $461,046 and marketable securities of $22,889. We also have net notes receivable aggregating $2,558,573 due within twelve months but collections on such notes is uncertain as to timing. We have no other unused sources of liquidity at this time.

We have no debt other than trade payables and accruals. Based on current expectations and business conditions, we believe we will likely have sufficient financial resources to meet our cash requirements for the next year. Notwithstanding the foregoing, the United States has been experiencing a severe economic downturn that has resulted in highly reduced availability of credit and capital financing and, therefore, curtailed residential and other real estate development, activity and profitability, and declining real estate values and developers’ financial conditions, both nationwide and particularly in the southern Nevada market. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant.

Recent Accounting Pronouncements
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but will not have an effect on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interest in a subsidiary (including a consolidated variable interest entity) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect to adopt SFAS No. 160 in our fiscal year beginning October 1, 2009, if we are then still required to consolidate DavCap, currently a VIE of the Company. Accordingly, the effect of adopting SFAS No. 160 on our future financial statements could be substantial.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission are not expected by management to have a material impact on future consolidated financial statements.

Forward-Looking Statements and Business Risks
This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-K for the year ended September 30, 2008. There have been no material changes in the risk factors previously disclosed in such Form 10-K.

Item 4.   Controls and Procedures.

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

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of September 30, 2008. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of September 30, 2008, there were material weaknesses in our internal control over financial reporting. Management identified the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) as a material weakness in our internal control over financial reporting at September 30, 2008. Our independent registered public accountants identified the need for additional allowances for note losses at September 30, 2008, that led to a material adjustment to our financial statements. We also initially failed to identify and classify a newly formed related party as a variable interest entity for disclosure and reporting. In light of this material weakness management concluded that our internal control over financial reporting needed improvement and was not effective at September 30, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this quarterly report on Form 10-Q was being prepared.

(b) Changes in internal controls over financial reporting.
During the quarter ended December 31, 2008 we undertook steps to remediate the material weakness described above related to the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with GAAP. Due to our small size and limited operations, we rely on a few personnel and have limited resources to expend towards such expertise. In order to ensure the effectiveness of our disclosure controls in the future given these limitations, we continue to train our internal financial personnel on industry specific accounting requirements as well as the impact of both new and industry specific accounting pronouncements on major transactions. Management has concluded that we have remediated the material weakness through this training and a management emphasis on specific industry accounting requirements.

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table summarizes purchases of common stock during the quarter ended December 31, 2008.

Period	(a) Total Numbers of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (October 1 to October 31)	-0-	None	None	None
Month 2 (November 1 to November 30)	10,000	$0.45	None	None
Month 3 (December 1 to December 31)	22,000	$0.45	None	None
Total	32,000	$0.45	None	None

The above purchases were not made pursuant to any publicly announced plan or program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASI Technology Corporation

Date: February 10, 2009	By:	/s/ ERIC M. POLIS
Eric M. Polis
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)