Form 10-Q
period 2009-03-31
ASI TECHNOLOGY CORP
filed 2009-05-12
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2009

Commission File Number 0-6428

ASI Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

980 American Pacific Drive, Suite #111	89014
(Address of principal executive offices)	(Zip Code)

(702) 734-1888
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes   [  ]  No  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value	17,093,723
(Class)	(Outstanding at May 8, 2009)

ASI Technology Corporation

Item 1. Consolidated Financial Statements (unaudited):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	September 30,
	(unaudited)	2008 (a)

ASSETS
Cash and equivalents	$658,678	$256,171
Marketable securities	39,933	103,861
Notes receivable, net of allowance	2,258,573	2,661,573
Interest receivable	-	16,764
Property and equipment, net	155,222	181,459
Prepaid expenses	6,800	29,794

	$3,119,206	$3,249,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$6,611	$14,020
Deferred rent	64,194	74,893
	70,805	88,913

Noncontrolling interest in affiliated variable interest entity	62,613	1,000

Stockholders' equity
Preferred stock, 1,000,000 shares authorized,
none issued and outstanding
Common stock, $.02 par value; 30,000,000 shares authorized,
17,114,723 and 17,136,723 shares issued	342,302	342,742
Additional paid-in capital	9,298,605	9,287,746
Treasury stock, 21,000 and 11,000 common shares	(9,538)	(4,994)
Deficit	(6,648,014)	(6,460,146)
Accumulated other comprehensive income (loss)	2,433	(5,639)
	2,985,788	3,159,709

	$3,119,206	$3,249,622

See notes to interim consolidated financial statements.
______________

(a) Derived from the audited financial statements as of September 30, 2008.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Income:
Interest and fees	$15,100	$194,843	$61,403	$467,929
Other investment income	70	4,123	1,243	6,945
	15,170	198,966	62,646	474,874
Expenses:
Interest	-	28,569	-	60,491
Loan losses	20,150	27,000	20,150	27,000
Research and development	7,916	-	17,431	-
Collection, general and administrative	113,711	108,959	272,933	248,803
	141,777	164,528	310,514	336,294

Income (loss) before noncontrolling interest and income taxes (benefit)	(126,607)	34,438	(247,868)	138,580
Income taxes (benefit)	-	17,000	-	(15,000)
Income (loss) before noncontrolling interest	(126,607)	17,438	(247,868)	153,580
Noncontrolling interest in losses of affiliated variable interest entity	30,000	-	60,000	-
Net income (loss)	$(96,607)	$17,438	$(187,868)	$153,580

Income (loss) per share (basic and diluted)	$(0.01)	$0.00	$(0.01)	$0.01

Weighted average number of common
shares outstanding:
Basic	17,093,723	15,906,603	17,106,250	15,906,949
Diluted	17,093,723	15,931,047	17,106,250	15,931,393

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY

For the Six Months Ended March 31, 2009 and 2008

							Accumulated
	Comprehensive						Other
	Income	Common Stock		Additional	Treasury		Comprehensive
	(Loss)	Shares Issued	Dollars	Paid-In Capital	Shares	Deficit	(Loss)	Total

Balances, October 1, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

Contributed services		-	-	12,000	-	-	-	12,000

Purchase and retirement of 22,000 treasury shares		(22,000)	(440)	(9,460)	-	-	-	(9,900)

Purchase of 10,000 treasury shares		-	-	-	(4,544)	-	-	(4,544)

Stock-based compensation		-	-	8,319	-	-	-	8,319

Comprehensive loss:
Net loss	$(187,868)	-	-	-	-	(187,868)	-	(187,868)
Unrealized gain on marketable
securities	8,072	-	-	-	-	-	8,072	8,072
Total comprehensive loss for the period	$(179,796)

Balances, March 31, 2009		17,114,723	$342,302	$9,298,605	$(9,538)	$(6,648,014)	$2,433	$2,985,788

Balances, October 1, 2007		15,907,552	$318,171	$8,664,532	$(442)	$(3,744,109)	$(1,497)	$5,236,655

Contributed services		-	-	12,000	-	-	-	12,000

Purchase and retirement of 400 treasury shares		(400)	-	(208)	-	-	-	(208)

Purchase of 10,000 treasury shares		-	-	-	(4,552)	-	-	(4,552)

Stock-based compensation		-	-	2,517	-	-	-	2,517

Comprehensive income:
Net income	$153,580	-	-	-	-	153,580	-	153,580
Unrealized loss on marketable
securities	(590)	-	-	-	-	-	(590)	(590)
Total comprehensive income for the period	$152,990

Balances, March 31, 2008		15,907,152	$318,171	$8,678,841	$(4,994)	$(3,590,529)	$(2,087)	$5,399,402

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2009	2008
Operating activities
Net income (loss)	$(187,868)	$153,580
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	26,237	26,778
Amortization of loan fees and prepaid interest	(5,000)	(159,854)
Noncontrolling interest in losses of affiliated variable interest entity	(60,000)	-
Allowance for loan losses	20,150	27,000
Amortization of deferred rent	(10,699)	(10,699)
Deferred taxes	-	(21,000)
Contributed services	12,000	12,000
Stock-based compensation	8,319	2,517
Noncash interest expense	-	21,741
Decrease (increase) in interest receivable	(3,386)	27,659
Decrease in prepaid expenses	22,994	15,617
Decrease in accounts payable and accruals	(7,409)	(1,560)
Net cash provided by (used in) operating activities	(184,662)	93,779

Investing activities
Sale of marketable securities	75,000	-
Purchase of equipment and improvements	-	(2,629)
Proceeds from sale of equipment	-	500
Loans originated	-	(500,000)
Collections from borrowers	405,000	882,015
Net cash provided by investing activities	480,000	379,886

Financing activities
Repayments of shareholder notes	-	(150,000)
Investment by noncontrolling interest in affiliated variable interest entity	121,613	-
Purchase of treasury stock	(14,444)	(4,760)
Net cash provided by (used in) financing activities	107,169	(154,760)

Net increase in cash and equivalents	402,507	318,905

Cash and equivalents, beginning of period	256,171	280,311

Cash and equivalents, end of period	$658,678	$599,216

Supplemental cash flow information
Cash paid during the period for interest		$38,750
Note origination fee received in investment securities	$3,000	$15,500
Non-cash financing and investing activities - unrealized gain (loss) on marketable securities	$8,072	$(590)

See notes to interim consolidated financial statements.

1. Nature of Operations
These unaudited interim consolidated financial statements include the accounts of the Company, collectively ASI Technology Corporation (“ASI”) and its two wholly-owned subsidiaries, ASI Capital Corporation (“ASI Capital”), primarily a specialty “high risk” finance company and ASI Land Holdings, Inc. (“ASI Land”) incorporated in November 2008 to hold investment or foreclosed assets. ASI Land had no activity as of March 31, 2009. The interim consolidated financial statements also include DavCap LLC, a related party, which under Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised), is deemed to be a variable interest entity (“VIE”). The interim consolidated financial statements include the accounts of the subsidiaries and the VIE after  elimination of intercompany transactions and balances. As substantially all of the Company’s assets are its specialty finance business, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry.

The Company’s specialty lending activities include commercial, residential and venture capital loans. At March 31, 2009, the Company's gross amount of notes receivable of $4,077,473 are comprised of seven notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. Recent economic conditions and uncertainties have impacted collateral values for the Company’s notes and at March 31, 2009 the Company considered all of the notes as impaired and has a note loss provision of $1,818,900 for such notes. Management is taking actions to collect or recover amounts due on the notes and expects it may be required to extend, restructure, exchange or foreclose on related collateral. Due to the limited number of notes and the concentrated amounts, a default on a note not adequately provided for in the loan loss allowance (Note 4) would have a material adverse impact on operations. The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the notes failed to perform is represented by the net carrying amount of each note as detailed in Note 4. The Company manages its credit risk by evaluating each borrower’s credit worthiness and the value of collateral before loans are made and aggressively pursues recovery on impaired notes. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

2. Statement Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2009, and its results of operations and cash flows for all periods presented. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

On October 1, 2008, management adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements for all financial assets carried at fair value under other GAAP requirements, which had no impact on the Company’s consolidated balance sheet, results of operation or cash flows. The carrying amounts of the Company’s financial instruments are included in the consolidated balance sheets. The Company has not elected to adopt the option available under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed herein.

3. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are not used to compute dilution in loss periods, as their effect would be anti-dilutive. At March 31, 2009 and 2008, a total of 415,000 and 1,752,571, respectively, of potentially dilutive securities consisting solely of stock options and warrants were excluded from any computation of dilution for each period then ended as they were antidilutive. Dilutive securities included in the computation of diluted income per share for the period ended March 31, 2008, had an immaterial impact on diluted income per share.

4. Notes Receivable
The Company’s note receivable portfolio as of March 31, 2009, are either in default or mature within one year and consist of the following types of loans at March 31, 2009 and 2008:

	Range of
	Stated	March 31,
Description	Interest Rates	2009	2008
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,768,280
Secured by second trust deeds	15%-18%	1,268,000	1,268,000
Secured by third trust deeds	24%	-	1,000,000
Residential real estate second trust deed	24%	54,648	81,648
Corporate notes secured by asset liens	18%-24%	-	566,482
Other notes	24%	7,800	17,800
		4,077,473	5,702,210
Unearned fees and other		-	(32,399)
Allowance for loan losses		(1,818,900)	(27,000)
		$2,258,573	$5,642,811

Management believes that the value of the Company’s real estate related collateral has declined since loan origination due to national and local economic conditions (Note 9) and in some cases is less than the outstanding balance. At March 31, 2009, the Company considered all seven outstanding notes aggregating $4,077,473 as impaired and had an allowance for loan losses of $1,818,900 (Note 8). During the six months ended March 31, 2009, the Company recognized $4,753 of interest income on notes considered impaired and wrote-off $20,150 of previously accrued interest on notes classified as impaired. Management expects it may be required to extend, restructure or foreclose on collateral relating to certain impaired notes.

Individual notes and the related allowances are detailed as follows:

			Note
			Balance at	Allowance
	Interest	Maturity	March 31,	for Note	Comment
Collateral Description	Rate	Date	2009	Losses	Reference

First deed of trust on 2.07 acres of residential land for development in North Las Vegas, NV	15%	December 28, 2008	$ 760,000		(A)

First deed of trust on 2.14 acres of commercial land for development in Las Vegas, NV	18%	July 30, 2009	801,125		(A)

First deed of trust on 2.60 acres of residential land recein North Las Vegas, NV	15%	November 30, 2008	1,185,900	$ (535,900)	(B)

2nd deed of trust on 10 acres of residential zoned land for development and possible rezoning in Las Vegas, NV	15%	November 2, 2008	500,000	(500,000)	(C)

2nd deed of trust on 6 acres of residential zoned land for development in Henderson, NV	15%	April 12, 2009	768,000	(768,000)	(C)

2nd deed of trust on residence in Las Vegas, NV	24%	July 18, 2008	54,648	(15,000)	(D)

Note secured by other non-real estate assets in Las Vegas, NV	24%	February 13, 2008	7,800	-	(E)

			$ 4,077,473	$ (1,818,900)

* The Company classifies a loan as impaired when it determines that it is probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Insignificant delays and extensions that are not troubled debt restructuring do not result in impairment classification. Impairment is measured based on the present value of expected future cash flows or the Company’s estimate of fair value of the collateral, if the loan is collateral dependent. The Company normally ceases to recognize income on impaired notes and evaluates amounts previously accrued for impairment.

(A)
The Company is negotiating taking title in lieu of foreclosure and holding each property until market conditions improve. The Company believes there is adequate collateral value for each note at March 31, 2009.

(B)
The Company has estimated the fair value of the collateral at $250,000 per acre. The note was not paid at the due date and the Company is negotiating taking title in lieu of foreclosure and holding this property until market conditions improve.

(C)
The issuer of this note has ceased homebuilding operations and because of the size of senior obligations and the deterioration of market values since the last appraisal the Company estimates there is no current net collateral position. Subsequent to March 31, 2009 the Company cancelled these two notes in exchange for ownership deeds to water rights associated with an unrelated property.

(D)
Due to deterioration of residential real estate values, the Company believes the real estate has no current net collateral value. The Company however has obtained additional collateral valued by the Company at an estimated $40,000 related to this note.

(E)
The Company estimates the fair value of collateral is sufficient to recover the balance on this note if not paid by the holder. Although payments have been erratic the Company has determined no loan loss provision is required at March 31, 2009.

Allowance for loan losses activity is summarized below:

	Six months ended
	March 31,
	2009	2008
Allowance, beginning of period	$2,818,900	$-
Provision	20,150	27,000
Charge-offs	(1,020,150)	-
Allowance, end of period	$1,818,900	$27,000

One loan for $1,000,000 held by DavCap, an affiliated variable interest entity under common ownership was charged off in December 2008 due to foreclosure actions by senior creditors. See Note 6.

Two customers accounted for 48% and 47%, respectively, of interest and fee income on notes for the six months ended March 31, 2009, and three customers accounted for 49%, 20% and 17%, respectively, of interest and fee income on notes for the six months ended March 31, 2008. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Six months ended
	March 31,
	2009	2008
Balance, beginning of period	$2,661,573	$5,907,472
Originations	-	500,000
Deferred finance charges, net	2,000	144,354
Loan loss provision	-	(27,000)
Principal collected	(405,000)	(882,015)
Balance, end of period	$2,258,573	$5,642,811

5. Stock-Based Compensation
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants.

The following table summarizes stock option activity for the current six-month period:

			Weighted
	Shares	Weighted average	average life	Aggregate
	#	exercise price	(years)	intrinsic value
Outstanding September 30, 2008	335,000	$ 0.42
Granted	100,000	$0.255
Canceled/expired	(20,000)	$0.375
Exercised	-	-
Outstanding March 31, 2009 (1)	415,000	$0.38	3.1	$ -0-
Exercisable at March 31, 2009	290,000	$0.39	2.5	$ -0-

(1)	Options outstanding are exercisable at prices ranging from $0.25 to $0.45 and expire over the period from 2009 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2009 of $0.25.

The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The weighted-average estimated fair value of the 100,000 options granted during the six months ended March 31, 2009 to employees and consultants was $0.16 per share, using the Black-Scholes option pricing model. The following weighted average assumptions (annualized percentages) were used for the respective periods:

	Six Months Ended
	March 31, 2009	March 31, 2008
Volatility	135.1%	148.9%
Risk-free interest rate	1.5%	2.2%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.6	3.5

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and management’s estimates considering vesting term and the limited number and specific recipients of option grants. Recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

No options were exercised during the periods ended March 31, 2009 or 2008, and no excess tax benefit for the tax deductions related to stock-based awards was recognized. At March 31, 2009, total estimated compensation cost of options granted but not yet vested was $26,364 and is expected to be recognized over the weighted average period of 1.4 years.

6. Related Party Transactions
The Company pays a company owned by its President and Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Accordingly, such payments aggregated $6,000 for each of the six-month periods ended March 31, 2009 and 2008.

During the six-month period ended March 31, 2008, the Company incurred interest expense of $17,850 related to subordinated notes held by officers and directors.

During the six-month periods ended March 31, 2009 and 2008, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $12,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased personally by the Company’s President and an unrelated individual. The rate paid pursuant to the sublease is the same rate as charged by the unrelated primary landlord. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the six months ended March 31, 2009 and 2008 was $38,167 and $36,695, respectively.

In September 2008, ASI assigned a $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity formed at that time for that purpose and 50% owned by the Company’s president and director. The note was due in July 2008 and the Company elected to dispose of the note in this fashion in lieu of pursuing collection, foreclosure or other alternatives. The assignment was made without recourse or participation. The Company received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009, with interest payable monthly. During the six months ended March 31, 2009 DavCap paid $119,500 of interest. The Company’s management believes that, under FIN 46R, DavCap is a VIE and that ASI is its primary beneficiary, thus requiring it to be consolidated in the accompanying financial statements. The $1,000,000 note receivable held by DavCap, previously fully reserved, was written off as uncollectible in December 2008. The net equity of the owners of DavCap is reflected as minority interest in the accompanying balance sheet. The Company expects to continue to consolidate DavCap as long as it continues to qualify for consolidation as a VIE.

7. Income Taxes
On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). There was no effect on the financial statements during the period of adoption. At March 31, 2009, the Company had no identified material uncertain tax positions.

The Company has estimated net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $275,000 and $552,000, respectively, as of March 31, 2009, that expire between 2021, and 2026 and may be subject to limitations in some circumstances under the Internal Revenue Code.

A valuation allowance has been provided for the deferred tax assets arising primarily from net operating losses and loan loss provisions that management believes are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Management believes it is not more likely than not that its net deferred tax assets will be realized due recent losses and due to substantial economic uncertainties (Note 9). A valuation allowance is also maintained against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward.

8. Fair Value Measurements
SFAS No. 157, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined by SFAS No. 157 in terms of those inputs.

The Company’s assets that are classified within Level 1 of the fair value hierarchy and, therefore, valued based on quoted market prices in active markets include money market funds and marketable securities as required under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Impaired Loans
The Company does not record loans at fair value as a matter of policy; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2009, impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of March 31, 2009:

Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$ 645,184	$ 645,184
Marketable securities	39,993	39,993

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required from time to time, to measure certain impaired assets at fair value on a nonrecurring basis in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Assets measured at fair value on a nonrecurring basis as of March 31, 2009 are included in the table below:

Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$ 2,258,573			$ 2,258,573

9. Other Concentrations and Financial Instruments
The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in a war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and the Company's operations cannot be predicted at this time but may be substantial.

From time-to-time, the Company carries cash and securities balances on deposit with financial institutions that are in excess of insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of any loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

10. Segment Reporting
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain marketing, general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
Three months ended March 31, 2009
Interest, fee and investment income	$15,170			$15,170
Interest expense
Loan losses	(20,150)			(20,150)
Research and development		$(7,916)		(7,916)
Collection, general and administrative	(89,534)		$(24,177)	(113,711)
Segment loss, pre tax	$(94,514)	$(7,916)	$(24,177)	$(126,607)

As of and for the six months ended March 31, 2009
Interest, fee and investment income	$62,646			$62,646
Interest expense
Loan losses	(20,150)			(20,150)
Research and development		$(17,431)		(17,431)
Collection, general and administrative	(176,172)		$(96,761)	(272,933)
Segment loss, pre tax	$(133,676)	$(17,431)	$(96,761)	$(247,868)
Assets	$3,119,206			$3,119,206

Three months ended March 31, 2008
Interest, fee and investment income	$198,966			$198,966
Interest expense	(28,569)			(28,569)
Loan losses	(27,000)			(27,000)
Research and development	-			-
Collection, general and administrative	(70,088)		$(38,871)	(108,959)
Segment profit (loss), pre tax	$73,309		$(38,871)	$34,438

As of and for the six months ended March 31, 2008
Interest, fee and investment income	$474,874			$474,874
Interest expense	(60,491)			(60,491)
Loan losses	(27,000)			(27,000)
Research and development	-			-
Collection, general and administrative	(148,505)		$(100,298)	(248,803)
Segment profit (loss), pre tax	$238,878		$(100,298)	$138,580
Assets	$6,529,604			$6,529,604

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a specialty finance and investment company that provides financing for commercial, residential and venture capital loans. Our other activity has not been significant recently and has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income and cash flow from high-interest notes to commercial, residential and corporate borrowers. Our business strategy is to grow our business from internally generated funds and, from time to time, sales of equity or debt securities. To date we have not employed participating investor note financing or other institutional financing. Our operating income depends largely upon net interest income, which is the interest income from notes and investments less interest expense, if any. Our net interest income is affected by the performance of our note portfolio and may be affected by general economic conditions, policies of regulatory authorities, competition and other factors, many beyond our control. None of the notes in our current portfolio are producing current income.

The mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and similar parcels under development like those that collateralize some of our notes receivable. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes.   We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. We are in the process of foreclosing or taking comparable actions on some of our raw land collateral and we estimate that a holding period of up to approximately 24 months is possible before such collateral could be liquidated on terms acceptable to us. In other instances we expect to exchange or enhance collateral positions and again we may be required to maintain such positions for comparable periods without current income.

Overall Performance
We reported a net loss of $187,868 for the six months ended March 31, 2009, compared to a net income of $153,580 for the comparable six months of the year prior. Our business strategy was significantly hampered in fiscal 2008 due to the number of impaired and non-performing loans resulting from the decline in collateral values in the prior fiscal year. Additional loans became impaired and non-performing in the current fiscal year. As a result, we are not currently generating sufficient net investment income to offset our operating costs. We are working to collect or improve collateral positions and recover amounts due on notes such that we can use recoveries to generate increased net investment income.  We have limited loan diversification, and any single future loan loss could have a material further adverse impact on our financial position and our results of operations. During the balance of fiscal 2009, we may elect to incur additional costs to develop our plasma or other technologies.

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

Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a material impact on the carrying value of certain assets and liabilities, and a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The following is a brief description of our critical accounting policies and estimates involving significant management valuation judgments. More information on our most critical accounting policies and estimates is described in our Annual Report on Form 10-K for the year ended September 30, 2008.

Revenue recognition – Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Note origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note become past due, impaired or if we otherwise do not expect the debtor to be able to service its debt, we will cease recognizing income until and unless paid.

Consolidation policy - In September 2008, we assigned our $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity 50% owned by our president and director. We believe that DavCap is a variable interest entity (VIE). We believe that, under FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised) that ASI is its primary beneficiary; accordingly, is consolidated and intercompany accounts are eliminated. During the six months ended March 31, 2009 DavCap paid $119,500 of interest on its $1,000,000 unsecured 12% note payable to ASI. The $1,000,000 note receivable held by DavCap, previously fully reserved, was written off as uncollectible in December 2008. The net equity of owners of DavCap is reflected as a noncontrolling interest in the accompanying balance sheet. We expect to consolidate DavCap as long as it continues to qualify for consolidation as a VIE.

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

Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower and the value of collateral prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. As of March 31, 2009, our gross amount of notes receivable of  $4,077,473 is comprised of seven notes advanced to various entities including two notes ($1,268,000) from entities controlled by one developer and three notes ($2,747,025) from another developer. We believe our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases may be less than the outstanding balance.

At March 31, 2009 all the notes were classified as impaired, and we wrote off one note receivable for $1,000,000 against our loan loss allowance during the period then ended. Impairment was deemed probable for such notes as we do not believe we will be able to collect all amounts due according to the contractual terms of the note without collection, restructuring or foreclosure or other actions.  As a result we had a loan loss provision of $1,818,900 for such impaired notes based on the fair value of collateral. We are taking actions to collect or recover amounts due on the notes. We expect we may be required to extend, restructure, exchange or foreclose on related collateral on certain impaired notes. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note has a material adverse impact on operations.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Income. Interest and fee income from notes was $15,100 for the three months ended March 31, 2009, compared to $194,843 for the same period of the prior year. At March 31, 2009, on a consolidated basis we had $4,077,473 principal balance of notes receivable (all considered impaired and not currently generating investment income) compared to $5,702,210 (none impaired) at March 31, 2008. The significant reduction in interest and fee income was the result of the reduced balance of notes paying interest during the most recent quarter. We are taking actions to collect or recover amounts due on non-performing notes. We expect we may be required to extend, restructure, exchange or foreclose on related collateral on certain impaired notes. Accordingly, the levels of future investment income from notes is subject to significant variability. Interest and fee income from notes is also dependent upon average balances of performing notes and interest rates outstanding from time to time. None of our notes currently produce investment income.

Expenses. We incurred $28,569 of interest expense in the second quarter of fiscal 2008 on shareholder notes that were retired in July 2008. We had no interest expense in our most recent quarter.

During the three months ended March 31, 2009 we wrote-off and charged to loan loss expense $20,150 of previously accrued interest on notes classified as impaired. We incurred $27,000 of loan loss expense for the second quarter of the prior year.

We incurred $7,916 of outside consulting and contract costs related to experiments on our plasma sterilization and decontamination technology. We incurred no comparable costs in the second quarter of the prior year. Research and development costs vary depending on timing of elective development efforts and availability of funds. We have no commitments related to future development and management has not determined or budgeted specific resources to this technology for the balance of the fiscal year.

Collection, general and administrative costs were $113,711 for the three months ended March 31, 2009 comparable to the $108,959 for the same three months of fiscal 2008. We expect collection, general and administrative costs for the balance of the current year to be comparable to levels from comparable periods for the prior year. However if we are required to employ outside services to extend, restructure, exchange or foreclose on related collateral on impaired notes we may incur increased collection costs and such amounts are not currently estimable by management.

Income Taxes. We recognized a tax expense of $17,000 for the prior years second quarter. Due to operating losses and allowances on deferred tax assets we recognized no tax expense or benefit during the most recent second quarter ended March 31, 2009.

Other. We recognized $30,000 as a minority interest in the loss of the variable interest entity that reduced our consolidated net loss.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

Income. The significant reduction in interest and fee income was the result of the reduced balance of notes paying interest during the most recent period. None of our notes currently produce investment income.

Expenses. We incurred $60,491 of interest expense for the six months ended March 31, 2008 on shareholder notes that were retired in July 2008. We had no interest expense in our most recent period.

During the six months ended March 31, 2009 we wrote-off and charged to loan loss expense $20,150 of previously accrued interest on notes classified as impaired. We incurred $27,000 of loan loss expense for the first six months of the prior year.

We incurred $17,431of outside consulting and contract costs related to experiments on our plasma sterilization and decontamination technology. We incurred no comparable costs in the first six months of the prior year. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Collection, general and administrative costs were $272,933 for the six months ended March 31, 2009 compared to $248,803 for the comparable six months of fiscal 2008. The increase was primarily the result of increased audit expenses incurred for the fiscal 2008 audit.

Income Taxes. We recognized a tax benefit of $15,000 for the prior years first six months as we partially reversed the valuation allowance related to net operating loss carryforwards. Due to operating losses we recognized no tax expense or benefit during the first six months ended March 31, 2009.

Other. We recognized $60,000 in the most recent six months as a minority interest in the loss of the variable interest entity that reduced our consolidated net loss.

Liquidity and Capital Resources
The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in a war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and our operations cannot be predicted at this time but may be substantial.

From time-to-time, we carry cash and securities balances on deposit with financial institutions that are in excess of federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of any loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

At March 31, 2009, we had cash and cash equivalents of $658,678 compared to $256,171 at September 30, 2008. Net cash used by operating activities was $184,662 during the first six months of fiscal 2009, compared to $93,779 provided by operating activities for the first six months of the prior year. The current period net cash used by operating activities of $184,662 resulted primarily from the net loss of $187,868 for the period reduced by depreciation and amortization of $26,237, $20,150 of loan loss allowances, $8,319 of stock-based compensation, and a $22,994 decrease in prepaid expenses. The net loss was increased primarily by the $60,000 minority interest in related party VIE, a $7,409 decrease in accounts payable and accruals and $10,699 of amortization of deferred rent.

For the six months ended March 31, 2008, we originated $500,000 of notes and collected $882,015. For the six months ended March 31, 2009, we originated no new loans and collected $405,000.

In October 2008, on a consolidated basis, we also recognized $121,613 from the increase in noncontrolling interest in an affiliated variable interest entity from owners capital investments of DavCap. We paid $14,444 during the six months ended March 31, 2009 for the purchase of an aggregate of 32,000 shares of treasury stock, 22,000 shares retired during the period.

Our principal source of liquidity at March 31, 2009, consisted of cash and equivalents of $658,678 and marketable securities of $39,933. We also have net notes receivable aggregating $2,258,573 that we are working to collect but that are unlikely to be a near-term source of liquidity. We have no other unused sources of liquidity at this time.

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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interest in a subsidiary (including a consolidated variable interest entity) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect to adopt SFAS No. 160 in our fiscal year beginning October 1, 2009, if we are then still required to consolidate DavCap, currently a VIE of the Company. Accordingly, the effect of adopting SFAS No. 160 on our future financial statements could be substantial.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any of our acquisitions closed on or after October 1, 2009). Early application is not permitted. Since we are not contemplating any business combinations after its effective date we do not presently expect any impact of SFAS No. 141R on our consolidated financial statements.

On April 9, 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not presently expect any impact of FSP SFAS 157-4 on our fair value measurements.

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

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of September 30, 2008. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of September 30, 2008, there were material weaknesses in our internal control over financial reporting. Management identified the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (“GAAP”) as a material weakness in our internal control over financial reporting at September 30, 2008. Our independent registered public accountants identified the need for additional allowances for note losses at September 30, 2008, that led to a material adjustment to our financial statements. We also initially failed to identify and classify a newly formed related party as a variable interest entity for disclosure and reporting. In light of these material weaknesses, management concluded that our internal control over financial reporting needed improvement and was not effective at September 30, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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
During the six months ended March 31, 2009 we undertook steps to remediate the material weaknesses described above related to the lack of sufficient industry specific internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with GAAP. Due to our small size and limited operations, we rely on a few personnel and have limited resources to expend towards such expertise. In order to ensure the effectiveness of our disclosure controls in the future given these limitations, we continue to train our internal financial personnel on industry specific accounting requirements as well as the impact of both new and industry specific accounting pronouncements on major transactions. Management has concluded that we have remediated the material weakness through this training and a management emphasis on specific industry accounting requirements.

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2009.

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

Date: May 12, 2009 By:	ASI Technology Corporation /s/ ERIC M. POLIS Eric M. Polis Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)