Form 10-Q
period 2009-06-30
ASI TECHNOLOGY CORP
filed 2009-08-10
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

Commission File Number 0-6428

ASI Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

980 American Pacific Drive, Suite #111 Henderson, NV 89104	89014
(Address of principal executive offices)	(Zip Code)

(702) 734-1888
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value	17,093,723
(Class)	(Outstanding at August 5, 2009)

ASI Technology Corporation
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Balance Sheets as of June 30, 2009 (unaudited)
and September 30, 2008	3

Statements of Operations for the three and nine months
ended June 30, 2009 and 2008 (unaudited)	4

Statements of Comprehensive Income (Loss) and Stockholders’
Equity for the nine months ended June 30, 2009 and 2008 (unaudited)	5

Statements of Cash Flows for the nine months
ended June 30, 2009 and 2008 (unaudited)	6

Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	n/a

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	n/a
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	19

Item 1. Consolidated Financial Statements (unaudited):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	September 30,
	(unaudited)	2008 (a)

ASSETS
Cash and equivalents	$536,014	$256,171
Marketable securities	28,348	103,861
Notes receivable, net of allowance	2,258,573	2,661,573
Interest receivable	-	16,764
Other investments	381,000	-
Property and equipment, net	142,103	181,459
Prepaid expenses	27,902	29,794

	$3,373,940	$3,249,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$6,338	$14,020
Deferred rent	58,845	74,893
	65,183	88,913

Noncontrolling interest in affiliated variable interest entity	32,613	1,000

Stockholders' equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding
Common stock, $.02 par value; 30,000,000 shares authorized,
17,114,723 and 17,136,723 shares issued	342,302	342,742
Additional paid-in capital	9,310,154	9,287,746
Treasury stock, 21,000 and 11,000 common shares	(9,538)	(4,994)
Deficit	(6,357,622)	(6,460,146)
Accumulated other comprehensive loss	(9,152)	(5,639)
	3,276,144	3,159,709

	$3,373,940	$3,249,622

See notes to interim consolidated financial statements.
______________

(a) Derived from the audited financial statements as of September 30, 2008.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Interest and fees	$-	$187,855	$61,403	$655,784
Gain related to recoveries	381,000	-	381,000	-
Other investment income	26	2,873	1,269	9,818
	381,026	190,728	443,672	665,602
Expenses:
Interest	-	28,569	-	89,060
Loan losses	-	51,000	20,150	78,000
Research and development	-	872	17,431	872
Collection, general and administrative	120,634	111,156	393,567	359,959
	120,634	191,597	431,148	527,891

Income (loss) before noncontrolling interest and income taxes	260,392	(869)	12,524	137,711
Income tax (expense) benefit	-	(8,000)	-	7,000
Income (loss) before noncontrolling interest	260,392	(8,869)	12,524	144,711
Noncontrolling interest in losses of affiliated variable interest entity	30,000	-	90,000	-
Net income (loss)	$290,392	$(8,869)	$102,524	$144,711

Income (loss) per share (basic and diluted)	$0.02	$(0.00)	$0.01	$0.01

Weighted average number of common
shares outstanding:
Basic	17,093,723	15,897,152	17,102,075	15,903,695
Diluted	17,093,723	15,897,152	17,102,075	15,907,268

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY

For the Nine Months Ended June 30, 2009 and 2008
	Comprehensive Income	Common Stock		Additional	Treasury		Accumulated Other Comprehensive
	(Loss)	Shares Issued	Dollars	Paid-In Capital	Shares	Deficit	(Loss)	Total

Balances, October 1, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

Contributed services		-	-	18,000	-	-	-	18,000

Purchase and retirement of 22,000 common shares for treasury		(22,000)	(440)	(9,460)	-	-	-	(9,900)

Purchase of 10,000 common shares for treasury		-	-	-	(4,544)	-	-	(4,544)

Stock-based compensation		-	-	13,868	-	-	-	13,868

Comprehensive loss:
Net income	$102,524	-	-	-	-	102,524	-	102,524
Unrealized loss on marketable securities	(3,513)	-	-	-	-	-	(3,513)	(3,513)
Total comprehensive income for the period	$99,011

Balances, June 30, 2009		17,114,723	$342,302	$9,310,154	$(9,538)	$(6,357,622)	$(9,152)	$3,276,144

Balances, October 1, 2007		15,908,552	$318,171	$8,664,532	$(442)	$(3,744,109)	$(1,497)	$5,236,655

Contributed services		-	-	18,000	-	-	-	18,000

Purchase and retirement of 400 common shares for treasury		(400)	-	(208)	-	-	-	(208)

Purchase of 10,000 common shares for treasury		-	-	-	(4,552)	-	-	(4,552)

Stock-based compensation		-	-	6,112	-	-	-	6,112

Comprehensive income:
Net income	$144,711	-	-	-	-	144,711	-	144,711

Unrealized loss on marketable securities	(10,357)	-	-	-	-	-	(10,357)	(10,357)
Total comprehensive income for the period	$134,354

Balances, June 30, 2008		15,908,152	$318,171	$8,688,436	$(4,994)	$(3,599,398)	$(11,854)	$5,390,361

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$102,524	$144,711
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	39,356	39,897
Amortization of loan fees and prepaid interest	(5,000)	(191,975)
Noncontrolling interest in losses of affiliated variable interest entity	(90,000)	-
Allowance for loan losses	20,150	78,000
Amortization of deferred rent	(16,048)	(16,048)
Deferred taxes	-	(24,000)
Contributed services	18,000	18,000
Stock-based compensation	13,868	6,112
Noncash interest expense	-	32,810
Noncash recoveries	(381,000)	-
Decrease (increase) in interest receivable	(3,386)	14,965
Increase in marketable securities		(75,000)
Decrease (increase) in prepaid expenses	1,892	(2,520)
Decrease in accounts payable and accruals	(7,682)	(23,372)
Net cash provided by (used in) operating activities	(307,326)	1,580

Investing activities
Sale of marketable securities	75,000	-
Purchase of equipment and improvements	-	(2,629)
Proceeds from sale of equipment	-	500
Loans originated	-	(500,000)
Collections from borrowers	405,000	917,282
Net cash provided by investing activities	480,000	415,153

Financing activities
Repayments of stockholder notes	-	(150,000)
Investment by noncontrolling interest in affiliated variable interest entity	121,613	-
Purchase of treasury stock	(14,444)	(4,760)
Net cash provided by (used in) financing activities	107,169	(154,760)

Net increase in cash and equivalents	279,843	261,973

Cash and equivalents, beginning of period	256,171	280,311

Cash and equivalents, end of period	$536,014	$542,284

Supplemental cash flow information
Cash paid during the period for interest		$56,250
Note origination fee received in investment securities	$3,000	$15,500
Non-cash financing and investing activities -
unrealized loss on marketable securities	$(3,513)	$(10,357)

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

The Company’s specialty lending activities include commercial, residential and venture capital loans. At June 30, 2009, the Company's gross amount of notes receivable of $2,809,473 are comprised of five notes advanced to various entities including three notes ($2,747,025) from one developer. Recent economic conditions and uncertainties have impacted collateral values for the Company’s notes and at June 30, 2009 the Company considered all of the notes as impaired and has a note loss provision of $550,900 for such notes. Management is taking actions to collect or recover amounts due on the notes and expects it may be required to extend, restructure, exchange or foreclose on related collateral. Due to the limited number of notes and the concentrated amounts, a default on a note not adequately provided for in the loan loss allowance (Note 4) would have a material adverse impact on operations. The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the notes failed to perform is represented by the net carrying amount of each note as detailed in Note 4. The Company manages its credit risk by evaluating each borrower’s credit worthiness and the value of collateral before loans are made and aggressively pursues recovery on impaired notes. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

2. Statement Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2009, and its results of operations and cash flows for all periods presented. Management evaluated subsequent events in accordance with SFAS No. 165 through the date of issuance of these consolidated financial statements, August 10, 2009.

The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements for all financial assets carried at fair value under other GAAP requirements, which had no impact on the Company’s consolidated balance sheet, results of operation or cash flows. The Company has not elected to adopt the option available under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed herein.

In April 2009, the FASB issued FASB staff positions FAS No. 157-4, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased And Identifying Transactions That Are Not Orderly. The guidance in this Statement was applied for the periods ended June 30, 2009, in measuring the fair value of water rights as further described in Notes 4 and 8 and had no significant effect on the consolidated financial statements.

3. Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants using the treasury stock method. Outstanding stock options and warrants, with an exercise price above market, are not used to compute dilution in loss periods, as their effect would be anti-dilutive. At June 30, 2009 and 2008, a total of 415,000 and 1,763,571, respectively, of potentially dilutive securities consisting solely of stock options were excluded from any computation of dilution for each period then ended as they were antidilutive. Dilutive securities included in the computation of diluted income per share for the period ended June 30, 2008, had an immaterial impact on diluted income per share.

4. Notes Receivable
The Company’s note receivable portfolio as of June 30, 2009, are past due and in default and consist of the following types of loans at June 30, 2009 and 2008:

	Range of
	Stated	June 30,
Description	Interest Rates	2009	2008
Land acquisition and development notes:
Secured by first trust deeds	15%-18	$2,747,025	$2,747,025
Secured by second trust deeds	15%	-	1,268,000
Secured by third trust deeds	24%	-	1,000,000
Residential real estate second trust deed	24%	54,648	54,648
Corporate notes secured by asset liens	18%-24%	-	552,470
Other notes	24%	7,800	17,800
		2,809,473	5,639,943
Unearned fees and other		-	(278)
Allowance for loan losses		(550,900)	(51,000)
		$2,258,573	$5,588,665

Management believes that the value of the Company’s real estate related collateral has declined since loan origination due to national and local economic conditions (Note 9) and in some cases is less than the outstanding balance. At June 30, 2009, the Company considered all five outstanding notes aggregating $2,809,473 as impaired and had an allowance for loan losses of $550,900 (Note 8). The carrying value of the notes, net of the allowance, approximate their fair value.

In April 2009 the Company exchanged two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero (due to a full loan allowance), for Nye County, Nevada water rights on 127 acre-feet of water. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities the Company accounted for the exchange as a sale and recorded the fair value of the water rights at $381,000 and a gain in the same amount (Note 8). The water rights are being held as an investment and considered to have an indefinite life and not subject to amortization.

During the nine months ended June 30, 2009, the Company recognized $4,753 of interest income on notes later considered impaired and wrote-off $20,150 of previously accrued interest on notes classified as impaired. Management expects it may be required to extend, restructure or foreclose on collateral relating to certain remaining impaired notes.

Details of individual notes and the related allowances are summarized as follows:

			Note
			Balance at	Allowance
	Interest	Maturity	June 30,	for Loan	Comment
Collateral Description	Rate	Date	2009	Losses	Reference

First deed of trust on 2.07 acres of residential land for development in North Las Vegas, NV	15%	December 28, 2008	$760,000		(A)

First deed of trust on 2.14 acres of commercial land for development in Las Vegas, NV	18%	July 30, 2009	801,125		(A)

First deed of trust on 2.60 acres of residential land in North Las Vegas, NV	15%	November 30, 2008	1,185,900	$(535,900)	(B)

2nd deed of trust on residence in Las Vegas, NV	24%	July 18, 2008	54,648	(15,000)	(C)

Note secured by other non-real estate assets in Las Vegas, NV	24%	February 13, 2008	7,800	-	(D)

			$2,809,473	$(550,900)

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

(B)
The Company has estimated the fair value of the collateral at $250,000 per acre. The note was not paid at the due date and the Company is negotiating taking title in lieu of foreclosure and holding this property until market conditions improve. This note is held by the same development group as the two preceding notes.

(C)
Due to deterioration of residential real estate values, the Company believes the real estate has no current net collateral value. The Company however has additional collateral valued by the Company at an estimated $40,000 related to this note.

(D)
The Company estimates the fair value of collateral is sufficient to recover the balance on this note if not paid by the holder. Although payments have been erratic the Company has determined no loan loss provision is required at June 30, 2009.

Allowance for loan losses activity is summarized below:

	Nine months ended
	June 30,
	2009	2008
Allowance, beginning of period	$2,818,900	$-
Provision	20,150	78,000
Charge-offs	(2,288,150)	(27,000)
Allowance, end of period	$550,900	$51,000

One loan for $1,000,000 held by DavCap, an affiliated variable interest entity under common ownership was charged off in December 2008 due to foreclosure actions by senior creditors (see Note 6). Charge-offs also includes $1,268,000 reduction related to the two notes exchanged for water rights.

Two customers accounted for 48% and 47%, respectively, of interest and fee income on notes for the nine months ended June 30, 2009, and three customers accounted for 49%, 20% and 17%, respectively, of interest and fee income on notes for the nine months ended June 30, 2008. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control.

The following table summarizes finance activity related to notes receivable for the periods presented:

	June 30,
	2009	2008
Balance, beginning of period	$2,661,573	$5,907,472
Originations	-	500,000
Deferred finance charges, net	2,000	176,475
Loan loss provision	-	(78,000)
Principal collected	(405,000)	(917,282)
Balance, end of period	$2,258,573	$5,588,665

5. Stock-Based Compensation
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants.

The following table summarizes stock option activity for the current nine-month period:

			Weighted
	Shares	Weighted average	average life	Aggregate
	#	exercise price	(years)	intrinsic value (2)
Outstanding September 30, 2008	335,000	$0.42
Granted	100,000	$0.255
Canceled/expired	(20,000)	$0.375
Exercised	-	-
Outstanding June 30, 2009 (1)	415,000	$0.38	2.8	$-0-
Exercisable at June 30, 2009	302,500	$0.41	2.2	$-0-
(1)	Options outstanding are exercisable at prices ranging from $0.25 to $0.45 and expire over the period from 2009 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2009 of $0.25.

The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The weighted-average estimated fair value of the 100,000 options granted during the nine months ended June 30, 2009, to employees and consultants was $0.16 per share, using the Black-Scholes option pricing model. The following weighted average assumptions (annualized percentages) were used for the respective periods:

	Nine Months Ended
	June 30, 2009	June 30, 2008
Volatility	135%	149%
Risk-free interest rate	1.5%	2.2%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.6	3.5

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

No options were exercised during the periods ended June 30, 2009 or 2008, and no excess tax benefit for the tax deductions related to stock-based awards was recognized. At June 30, 2009, total estimated compensation cost of options granted but not yet vested was $20,815 and is expected to be recognized over the weighted average period of 1.2 years.

6. Related Party Transactions
The Company pays a company owned by its President and Board Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Accordingly, such payments aggregated $9,000 for each of the nine-month periods ended June 30, 2009 and 2008.

During the nine-month period ended June 30, 2008, the Company incurred interest expense of $26,775 related to subordinated notes payable held by officers and directors.

During the nine-month periods ended June 30, 2009 and 2008, certain officers contributed services to the Company without compensation. The fair value of these services has been estimated at $18,000 for each period, expensed and treated as a capital contribution.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased personally by the Company’s President and an unrelated individual. The rate paid pursuant to the sublease agreement is the same rate as charged to the Company by the unrelated primary landlord. The current monthly payment of $8,144 is subject to future cost of living and operating expense adjustments, through March 2012. Aggregate lease expense, net of deferred rent amortization, for the nine months ended June 30, 2009 and 2008 was $58,106 and $55,779, respectively.

In September 2008, ASI assigned a $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity formed at that time for that purpose and 50% owned by the Company’s president and director. The note was due in July 2008 and the Company elected to dispose of the note in this fashion in lieu of pursuing collection, foreclosure or other alternatives. The assignment was made without recourse or participation. The Company received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009, with interest payable monthly. During the six months ended March 31, 2009 DavCap paid $119,500 of interest. The Company’s management believes that, under FIN 46R, DavCap is a variable interest entity (“VIE”) and that ASI is its primary beneficiary, thus requiring it to be consolidated in the accompanying financial statements. The $1,000,000 note receivable held by DavCap, previously fully provided for in an allowance, was written off as uncollectible in December 2008. The net equity and losses attributed to the owners of DavCap are reflected as those of the noncontrolling interest in the accompanying financial statements. The Company expects to continue to consolidate DavCap as long as it continues to qualify for such treatment as a VIE.

7. Income Taxes
On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). There was no effect on the financial statements during the period of adoption. At June 30, 2009, the Company had no identified material uncertain tax positions.

The Company has estimated net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $1,247,000 and $552,000, respectively, as of June 30, 2009, that expire between 2021, and 2026 and may be subject to limitations in some circumstances under the Internal Revenue Code in the event of a change in control of the Company.

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

8. Fair Value Measurements
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments. The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of June 30, 2009:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$536,014	$536,014
Marketable securities	28,348	28,348

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of June 30, 2009 are included in the table below:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,258,573			$2,258,573
Water rights	381,000			381,000

The Company may be required from time to time, to measure certain impaired assets at fair value on a nonrecurring basis in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

In April 2009 in accordance with the provisions of SFAS No. 140 the Company valued intangible water rights received in exchange for impaired notes with a carrying value of zero resulting in a non-cash gain of $381,000. The fair value of the water rights was considered nonrecurring Level 3 due to there being a significant decrease in the volume and level of activity of transactions for similar water rights that required analysis of limited historical transactions and market data to determine the fair value of the water rights.

9. Other Concentrations, Risks and Uncertainties
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

	Specialty	Technology
	Finance	Development	Unallocated	Total
Three months ended June 30, 2009
Interest, fee and investment income	$381,026			$381,026
Interest expense
Loan losses
Research and development
Collection, general and administrative	(90,834)		$(29,800)	(120,634)
Segment profit (loss), pre tax	$290,192	$-	$(29,800)	$260,392

As of and for the nine months ended June 30, 2009
Interest, fee and investment income	$443,672			$443,672
Interest expense
Loan losses	(20,150)			(20,150)
Research and development		$(17,431)		(17,431)
Collection, general and administrative	(267,006)		$(126,561)	(393,567)
Segment profit (loss), pre tax	$156,516	$(17,431)	$(126,561)	$12,524
Assets	$3,373,940			$3,373,940

Three months ended June 30, 2008
Interest, fee and investment income	$190,728			$190,728
Interest expense	(28,569)			(28,569)
Loan losses	(51,000)			(51,000)
Research and development	-	$(872)		(872)
Collection, general and administrative	(71,883)		$(39,273)	(111,156)
Segment profit (loss), pre tax	$39,276	$(872)	$(39,273)	$(869)

As of and for the nine months ended June 30, 2008
Interest, fee and investment income	$665,602			$665,602
Interest expense	(89,060)			(89,060)
Loan losses	(78,000)			(78,000)
Research and development	-	$(872)		(872)
Collection, general and administrative	(220,388)		$(139,571)	(359,959)
Segment profit (loss), pre tax	$278,154	$(872)	$(139,571)	$137,711
Assets	$6,504,471			$6,504,471

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

The mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. The current environment appears to be affecting real estate values and the volume of real estate activities. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and similar parcels under development like those that collateralize some of our notes receivable. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes.   We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. We are in the process of foreclosing or taking comparable actions on some of our raw land collateral and we estimate that a holding period of up to approximately 36 months is possible before such collateral may be liquidated on terms acceptable to us. In other instances we expect to exchange or enhance collateral positions and again we may be required to maintain such positions for comparable periods without current income.

Overall Performance
We reported a net income of $102,524 for the nine months ended June 30, 2009, compared to a net income of $144,711 for the comparable nine months of the year prior. During the most recent nine months we recognized a nonrecurring $381,000 gain related to non-cash loan loss recoveries. Our business strategy was significantly hampered in fiscal 2008 due to the number of impaired and non-performing loans resulting from the decline in collateral values in the prior fiscal year. Additional loans became impaired and non-performing in the current fiscal year. As a result, we are not currently generating sufficient net investment income to offset our operating costs. We are working to collect or improve collateral positions and recover amounts due on notes such that we can use recoveries to generate increased net investment income.  We have limited loan diversification, and any single future loan loss could have a material further adverse impact on our financial position and our results of operations. During the balance of fiscal 2009, we may elect to incur additional costs to develop our plasma or other technologies.

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

Consolidation policy - In September 2008, we assigned our $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity 50% owned by our president and director. We believe that DavCap is a variable interest entity (“VIE”) as defined by FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (Revised) and that ASI is its primary beneficiary. Accordingly, is consolidated and intercompany accounts are eliminated. During the nine months ended June 30, 2009 DavCap paid $119,500 of interest on its $1,000,000 unsecured 12% note payable to ASI. The $1,000,000 note receivable held by DavCap, previously fully reserved, was written off as uncollectible in December 2008. The net equity of owners of DavCap is reflected as a noncontrolling interest in the accompanying balance sheet. We expect to consolidate DavCap as long as it continues to qualify for such treatment as a VIE.

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

Our notes receivable are limited to a small number of borrowers. We manage credit risk by evaluating the credit worthiness of the borrower and the value of collateral prior to loan origination and by perfecting liens on the underlying real estate or other assets as appropriate. As of June 30, 2009, our gross amount of notes receivable of  $2,809,473 is comprised of five notes advanced to various entities including three notes ($2,747,025) from one developer. We believe our real estate related collateral has declined since loan origination due to national and local economic conditions and in some cases may be less than the outstanding balance. Impairment was deemed probable for such notes as we do not believe we will be able to collect all amounts due according to the contractual terms of the note without collection, restructuring or foreclosure or other actions.  As a result we had a loan loss provision of $550,900 for such impaired notes based on the fair value of collateral. We are taking actions to collect or recover amounts due on the notes. We may be required to extend, restructure, exchange or foreclose on related collateral on certain impaired notes. Due to the limited number of notes and the concentrated amounts, non-payment of interest or a default on a note has a material adverse impact on operations.

Foreclosures and exchanges - At June 30, 2009 all our notes were considered as impaired, and during the nine months then ended we wrote off one note receivable for $1,000,000 against our loan loss allowance and further exchanged two notes totalling $1,268,000 (net value of zero due to a full loan loss allowance) for water rights. We accounted for the non-cash exchange in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and recorded the exchange as a sale at the fair value of the water rights.

We are foreclosing on additional notes and expect to take title to real estate assets in the current fiscal year. Our policy is to initially record the real estate at the lower of cost or estimated fair value at the date of acquisition. The difference between carrying cost and estimated fair value at the time of foreclosure is charged or credited to operations. Any subsequent impairment of value will also be charged to operations.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Revenues. We recognized no interest and fee income from notes for the three months ended June 30, 2009, compared to $187,855 for the same period of the prior year. At June 30, 2009, we had $2,809,473 principal balance of notes receivable (all considered impaired and not currently generating investment income) compared to $5,639,943 at June 30, 2008. The significant reduction in interest and fee income was the result of the reduced balance of notes and none paying interest during the most recent quarter. We are taking actions to collect or recover amounts due on non-performing notes. We may be required to extend, restructure, exchange or foreclose on related collateral on the impaired notes. Accordingly, the levels of future investment income, if any, from notes is subject to significant variability.

We recognized $381,000 of revenue related to loan loss recovery from the exchange of two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero due to a full loan allowance, for water rights on 127 acre-feet of water. No comparable revenue was reported in the prior year period. We expect to foreclose on additional notes in the current year and may recognize additional gains or losses from such transactions.

Expenses. We incurred $28,569 of interest expense in the third quarter of fiscal 2008 on shareholder notes that were retired in July 2008. We had no interest expense in our most recent quarter ended June 30, 2009.

During the three months ended June 30, 2009 we recognized no loan loss expense. We reduced our loan loss reserve by $1,268,000 as a result of the exchange of two notes and elimination of the related loan loss provision. We incurred $51,000 of loan loss expense for the third quarter of the prior year for loans in non-accrual status.

Collection, general and administrative costs were $120,634 for the three months ended June 30, 2009 compared to the $111,156 for the same three months of fiscal 2008. We expect collection, general and administrative costs for the balance of the current year to be comparable to levels from comparable periods for the prior year. However if we are required to employ outside services to extend, restructure, exchange or foreclose on related collateral on impaired notes we may incur increased collection costs and such amounts are not currently estimable by management.

Income Taxes. We recognized a tax expense of $8,000 for the prior year’s third quarter due to expected income for the year. Due to prior operating losses and allowances on deferred tax assets we recognized no tax expense or benefit during the most recent third quarter ended June 30, 2009.

Other. We recognized $30,000 as a minority interest in the loss of the variable interest entity that increased our consolidated net income.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

Revenues. We recognized $61,403 of interest and fee income from notes for the nine months ended June 30, 2009, compared to $655,784 for the same period of the prior year. The significant reduction in interest and fee income was the result of the reduced balance of notes paying interest during the current year. None of our notes currently produce investment income as all notes are impaired and in non-accrual status. We recognized $381,000 gain on recoveries during the nine months ended June 30, 2009 from the exchange of two notes for water rights.

Expenses. We incurred $89,060 of interest expense for the nine months ended June 30, 2008 on shareholder notes that were retired in July 2008. We had no interest expense in our most recent period.

During the nine months ended June 30, 2009, we wrote-off and charged to loan loss expense $20,150 of previously accrued interest on notes classified as impaired. We incurred $78,000 of loan loss expense for the first nine months of the prior year.

During the nine months ended June 30, 2009, we incurred $17,431of outside consulting and contract costs related to experiments on our plasma sterilization and decontamination technology. We incurred $872 in the first nine months of the prior year.

Collection, general and administrative costs were $393,567 for the nine months ended June 30, 2009 compared to $359,959 for the nine months ended June 30, 2008. The increase was primarily the result of increased audit expenses incurred for the fiscal 2008 audit.

Income Taxes. We recognized a tax benefit of $7,000 for the prior years first nine months as we partially reversed the valuation allowance related to net operating loss carryforwards. Due to operating losses we recognized no tax expense or benefit during the first nine months ended June 30, 2009.

Other. We recognized $90,000 in the most recent nine months as a minority interest in the loss of the variable interest entity that increased our consolidated net income.

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

At June 30, 2009, we had cash and cash equivalents of $536,014 compared to $256,171 at September 30, 2008. Net cash used by operating activities was $307,326 during the first nine months of fiscal 2009, compared to $1,580 provided by operating activities for the first nine months of the prior year. The current period net cash used by operating activities resulted primarily from the net income of $102,524 reduced by the $381,000 non-cash recovery gain and the $90,000 minority interest in VIE.

For the nine months ended June 30, 2009, we originated no new loans and collected $405,000. We also sold $75,000 of marketable securities. For the nine months ended March 31, 2008, we originated $500,000 of notes and collected $917,282.

In October 2008, we recognized $121,613 from the increase in noncontrolling interest in an affiliated variable interest entity from owners capital investments of DavCap. We paid $14,444 during the nine months ended June 30, 2009 for the purchase of an aggregate of 32,000 shares of treasury stock, and retired 22,000 shares during the period.

Our principal source of liquidity at June 30, 2009, consisted of cash and equivalents of $536,014 and marketable securities of $28,348. We also have net notes receivable aggregating $2,258,573 that we are working to collect and water rights recorded at $381,000 held for investment. The notes and water rights are unlikely to be a near-term source of liquidity. We have no other unused sources of liquidity at this time.

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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the minority or noncontrolling interest in a subsidiary (including a consolidated variable interest entity) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for us for the fiscal year and interim periods within that year ending September 30, 2010. Earlier adoption is prohibited. We expect to adopt SFAS No. 160 in that fiscal year if we are then still required to consolidate DavCap, currently a VIE of the Company. Accordingly, the effect of adopting SFAS No. 160 on our future financial statements could be substantial.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 166 amends the accounting for transfers of financial assets, and SFAS No. 167 prescribes an ongoing assessment of the Company’s involvements in the activities of variable interest entities. The two standards become effective for the Company on October 1, 2010 and adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2009.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending material legal proceedings.

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

ASI Technology Corporation

Date: August 10, 2009	By:	/s/ ERIC M. POLIS
Eric M. Polis
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)