Form 10-K
period 2009-09-30
ASI TECHNOLOGY CORP
filed 2009-12-22
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
☐ Yes   ☐  No  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 31, 2009 was approximately $2.342,000 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of December 15, 2009 there were 17,093,723 shares of ASI Technology Corporation Common Stock, par value $.02, outstanding.

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

In this report, the terms “ASI,” “the Company,” “we,” “us,” and “our” refer to ASI Technology Corporation.

Part I

ITEM 1. BUSINESS.

Introduction
ASI Technology Corporation (“ASI”) is incorporated under the laws of the State of Nevada. ASI and our two wholly-owned subsidiaries (the “Company”) is primarily a specialty “high risk” finance company providing commercial and venture capital financing. ASI Capital Corporation (“ASI Capital”) was incorporated in December 2006 to conduct real estate loan activities. ASI Land Holdings, Inc. (“ASI Land”) was incorporated in November 2008 to acquire direct ownership interests in investment and foreclosed assets. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination that we licensed in January 2003. We have no current plans or commitments regarding any other operating or development activities, however we have acquired other technologies in the past and may pursue other investments, technology, acquisitions or mergers in the future.

We have two reportable segments, specialty finance and technology development.

Our specialty finance activities focused in prior years on making real estate, corporate and other loans. In 2009 we funded a direct financing equipment lease. Credit and capital markets have deteriorated on a global basis over the last three years, triggered initially by credit problems in the United States subprime residential mortgage sector. In 2008, the “subprime contagion” spread to virtually every debt market, including our market for real estate loans, causing dramatic declines in asset values, widespread illiquidity and massive losses at many financial institutions. This environment adversely affected real estate values and reduced the volume of real estate activity resulting in increased delinquencies and defaults. These conditions adversely affected the value of real estate owned by our borrowers and their ability to refinance or otherwise repay outstanding notes. The continuation of these conditions during 2009 adversely affected our ability to work out of troubled and impaired loans.

We made no new real estate loans during fiscal 2009 and took the following actions related to real estate notes:

•
In December 2008 we charged off, due to foreclosure actions by unaffiliated senior creditors, one loan for $1,000,000 against a full loan loss provision provided in fiscal 2008 resulting in no gain or loss in the current year. This loan was held by DavCap LLC (“DavCap”), an affiliated entity through common ownership by our President, Jerry E. Polis. We recognized a gain of $122,613 recovered from DavCap during fiscal 2009 through consolidation of DavCap as a variable interest entity prior to its liquidation in September 2009. (See Conflicts of Interest and Related Party Lending Transactions on page 9).

•
In April 2009 we exchanged two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero (due to a full loan allowance established in fiscal 2008), for water rights valued at $381,000.

•
In September 2009 we charged off for one residential and one other note from a single party for a gross amount of $62,448 (subject to a prior year loan loss allowance of $15,000) due to significant uncertainty in collecting on collateral.

•
Subsequent to our fiscal year end, in December 2009 we took title to three properties, consisting of 6.37 acres of raw land, through deeds in lieu of foreclosure. This land was the collateral for our remaining three outstanding real estate notes with aggregate principal of $2,747,025 and a net value at September 30 2009, after allowance of $535,900 for loan losses established in the prior year, of $2,211,125.

As a result of the above actions we have no real estate notes outstanding as of the date of this report and we have no plans to make additional real estate loans.

ASI Capital was granted a Nevada Mortgage Banking license in February 2007. Since we are no longer making real estate loans, we allowed this license to lapse in April 2009. ASI Land holds our water rights and the 6.37 acres of raw land described above.

Due to a lack of opportunities in real estate or other lending, in August 2009 we funded a direct financing lease in the amount of $360,000 to an unaffiliated entity.

Our investment in technology has focused on our licensed plasma sterilization and decontamination technology. This patented method uses low voltage to produce high volumes of atmospheric pressure plasma also known as room temperature or “cold plasma”. Cold plasma has been demonstrated in government and university studies to be useful for sterilization and decontamination. This technology is in the early stage of development and there can be no assurance that commercial viability will be achieved. Our plan is to develop improved prototype devices to demonstrate this technology for commercial and government applications and license the technology to others.

Unless we sell our investment in land or water rights or obtain additional financing, we do not anticipate making any substantial new investments during fiscal 2010.

We were incorporated on January 9, 1931 and have evolved through a number of name changes and equity reorganizations. We have 31,000,000 shares authorized, $0.02 par value, of which 30,000,000 shares are designated common stock and 1,000,000 shares are designated preferred stock. As of the date of this annual report, there were 17,093,723 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

Our principal executive offices are located at 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Our telephone number is (702) 734-1888 and our Internet Web site is www.asiplasma.com. The information on our Web site is not part of this annual report.

Specialty Finance Business

Strategy

We commenced our specialty finance business in 2005. Our investment objective is to generate income and cash flow from high-interest financing to commercial and corporate borrowers or lessees. We also hold assets obtained upon recovery of prior notes for investment and future sale. Our strategy is to grow our business from internally generated funds. We may in the future seek additional equity or debt financing. To date, we have not employed participating investor note financing or other institutional financing.

Our net income has depended on net interest income, which is the difference between interest and fee income from notes and investments, referred to as interest-bearing assets. During fiscal 2009 we recognized gain related to recoveries from water right assets received in exchange for a fully-reserved real estate note and in December 2009 obtained title to 6.37 acres of raw land in exchange for three real estate notes. The sale or disposal of these assets may result in future gain or loss and affect our results of operations.

Because of our willingness to fund higher risk loans and investments, borrowers have been more willing to pay us an interest rate that is typically five to twelve points above the rates generally charged by conventional lenders. In 2008 and 2009 the value of our collateral on real estate notes declined subsequent to origination forcing us to take losses and cease any new real estate lending.

We have no commitments for any new investments. We may seek to participate in other types of notes, loans, real estate investments or other ventures in the future. We may also participate in capital appreciation through project equity or revenue participation or through other methods. Capital appreciation with corporate loans or investments may consist of stock, warrants, other equity or royalties. We have no commitments for any such loans or investments.

Operations

Our corporate and finance offices are located in Henderson, Nevada. We operate as a direct lender and perform the record keeping, note and lease administration and servicing functions with regard to our note and lease assets and related investments.

We have one full-time employee in our specialty finance business and our two executive officers provide only part-time services to our company including managing our specialty finance business. We do not expect that we will need to add additional personnel or expanded facilities during the next twelve months.

Lending and Investment Activities

We do not advertise our specialty finance activities to the public or the commercial sector. We do not seek participations by others in any loans or investments and no other party currently has a beneficial interest in any of our investments. We also do not solicit or accept loan or investment applications.

Our three outstanding notes at September 30, 2009 were concentrated in Clark County, Nevada and were exchanged for title to the underlying land collateral in December 2009.

We rely primarily on our management’s contacts and referrals from others to identify prospective borrowers or investments. Management selects the projects and makes all investment decisions. We have no formal policies for credit, collateral or investment evaluation, collections or foreclosure or exchanges, timing of charging off uncollectible loans, or recovery and management makes these decisions based on experience on a case-by-case basis.

We evaluate loans and investments for collectability and impairment at least quarterly through a review of each loan or investment, its payment status, the perceived value of the collateral, our ability to protect subordinate positions in the collateral, if applicable, information from borrowers and any other available information in accordance with appropriate accounting standards including the guidance of SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues.”

Our note receivable portfolio consisted of the following types of notes at the dates indicated:

	Stated	September 30,
Description	Interest Rates	2009	2008
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,747,025
Secured by second trust deeds	15%	-	1,268,000
Secured by third trust deeds	24%	-	1,000,000
Residential real estate second trust deed	24%	-	54,648
Corporate notes secured by asset liens	18%-24%	-	400,000
Other notes	24%	-	12,800
		2,747,025	5,482,473
Unearned fees and other		-	(2,000)
Allowance for loan losses		(535,900)	(2,818,900)
		$2,211,125	$2,661,573

At September 30, 2009, we considered our three outstanding notes aggregating $2,747,025 to be impaired and had an allowance for note losses of $535,900 that was established in the prior year. Subsequent to September 30, 2009 we obtained title to the underlying three properties through deeds in lieu of foreclosure recorded in December 2009. We expect to record the net value of the land received at estimated fair value upon receipt and evaluation of an appraisal and other fair value information.

In April 2009 we exchanged two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero (due to a full loan allowance), for Nye County, Nevada water rights on 127 acre-feet of water. The water rights are being held as an investment and are considered to have an indefinite life and, therefore, not subject to amortization.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Year ended
	September 30,
	2009	2008
Balance, beginning of period	$2,661,573	$5,907,472
Originations	-	500,000
Deferred finance charges, net	2,000	174,753
Loan loss provision	(47,448)	(2,948,370)
Principal collected	(405,000)	(972,282)
Balance, end of period	$2,211,125	$2,661,573

In December 2009 we obtained title to the underlying three properties on the $2,211,125 of remaining notes through deeds in lieu of foreclosure. Accordingly we have no real estate or other notes outstanding nor any allowance for note losses as of the date of this report.

Direct Financing Lease

In August 2009 we funded a direct financing lease in the amount of $360,000 with an unaffiliated entity that was used to finance electronic equipment with the following balances at September 30, 2009:

Minimum lease payments receivable	$720,000
Unearned finance income	(355,241)
Direct finance lease receivable	$364,759

The lease provides for monthly installments based on usage with annual adjustments to achieve minimum lease payments of $72,000 per annum with the possibility of higher contingent rentals computed on an annual basis. We have certain renewal options at the end of ten years and also certain equipment resale rights back to the lessee.

Non-Performing Assets and Allowance for Loan Losses

We define non-performing assets as non-accrual notes (generally delinquent for more than 90 days). We classify a loan as impaired when we determine that it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is measured based on the present value of expected future cash flows or our estimate of fair value of the collateral, if the loan is collateral dependent.

Our allowance for loan activity is summarized below:

	Year ended
	September 30,
	2009	2008
Allowance, beginning of period	$2,818,900	$-
Provision	47,448	2,948,370
Charge-offs	(2,330,448)	(129,470)
Allowance, end of period	$535,900	$2,818,900

During the year ended September 30, 2008 we had eight impaired notes and we provided a loan loss reserve of $2,948,370 and wrote off $129,470 of the notes. During the year ended September 30, 2009 we charged off one loan for $1,000,000 held by DavCap, an affiliated variable interest entity under common ownership, due to foreclosure actions by senior creditors. Fiscal 2009 charge-offs also included $1,268,000, also due to foreclosure actions by senior creditors, related to the two notes subsequently exchanged for water rights resulting in recovery of $381,000. The balance of charge-offs consisted of $62,448 for one residential and one other note from a single party due to significant uncertainty in collecting on collateral.

In December 2009 we obtained title to the underlying three properties on remaining notes through deeds in lieu of foreclosure. Accordingly we have no real estate or other notes outstanding nor any allowance for note losses as of the date of this report.

Our reviews for the need for an allowance for loan losses has been made based on a specific review of each note pursuant to either Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450-10, Contingencies and ASC 310-10-35-12, Loans that Are Identified for Evaluation or that Are Individually Considered Impaired. Impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we establish an allowance for loan losses and a corresponding charge to earnings through the provision for loan losses. Write-off of a note decreases the allowance and changes in estimates of collateral values can increase or decrease the allowance. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or other collateral that secures the loan and any other applicable provisions, including guarantees, if any.

Recovered Assets

We hold assets obtained on recovery or upon exchange of notes as investments. Property obtained by foreclosure, deed in lieu of foreclosure or purchase is initially recorded at the lower of cost or fair market value at the date of acquisition. Property obtained upon exchange is accounted for as a sale and recorded at fair value.

We own water rights on 127 acre-feet of Water in Nye County, Nevada.  In December 2009 we obtained title to 6.37 acres of raw land in Clark County, Nevada. Approximately 4.23 acres is zoned for residential development and 2.14 acres is zoned for commercial development.

Many merchant builders and commercial developers are not currently in the market for land parcels in Nevada or are willing to pay only prices significantly reduced from prior years. We believe there is currently a limited market for water rights due to limited building activity. We estimate that a holding period of up to approximately 24 months is likely before recently acquired raw land and water rights can be liquidated on terms acceptable to us.

Market Area, Credit Risk Concentration and Competition

Our specialty finance business has been limited to a few notes to a few customers. Two customers accounted for 48% and 47%, respectively, of interest and fee income on notes for the year ended September 30, 2009, and three customers accounted for 52%, 24% and 13%, respectively, of interest and fee income on notes for the year ended September 30, 2008. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control.

As of September 30, 2009, our gross amount of notes receivable of  $2,747,025 was comprised of three notes advanced to entities controlled by one developer.

We do not believe competition is a factor affecting our business but may be so in the future if we substantially increase our investment activity.

Conflicts of Interest and Related Party Lending Transactions

Our officers and directors and consulting personnel devote only part-time services to our Company and have other employment and business interests to which they devote attention and will continue to do so, resulting in potential conflicts of interest.

Our president and other directors and officers, in addition to being part-time and having other business interests, also invest in real estate and venture loans through other entities. There is a risk that management may select a loan or investment that has different returns or risk profile than those not so selected and funded through other entities. There are no restrictions or guidelines on how management will determine which loans or investments are appropriate for us and which are appropriate for other entities in which management may have an interest. Management has no obligation to provide us with any particular opportunities.

In September 2008, we assigned a $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, an entity formed at that time for that purpose and 50% owned by our president and director, Jerry E. Polis, along with the originating mortgage broker as partner. The purpose of DavCap was to work with the originating mortgage broker to recover funds from the original borrower or generate gains from certain joint brokerage or investment activities of the two partners. The original note was due in July 2008 and upon assignment DavCap became responsible for collection and recovery. The original $1,000,000 note was terminated in December 2008 through foreclosure by unaffiliated senior lenders and charged off on our consolidated financial statements against a prior year loan loss provision, resulting in no consolidated gain or loss in fiscal 2009.

The assignment was made without recourse or participation. We received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009. DavCap was not successful in obtaining recovery prior to foreclosure nor successful in obtaining any significant recovery from any other DavCap activities. On September 29, 2009 our subsidiary cancelled the unsecured note as uncollectible resulting in no gain or loss on a consolidated basis. However we were paid cash of $122,123 during fiscal 2009 related to the unsecured note primarily from capital contributions made by the owners of DavCap. This recovery gain was reflected in our consolidated statements of operations as income from an affiliated variable interest entity (“VIE”), an entity with variable contractual interests rather than ownership interests that is subject to consolidation under generally accepted accounting principles. DavCap made no distributions or payments to its owners or any other party prior to its liquidation effective September 30, 2009.

Commencing on September 30, 2008 and at each subsequent reporting period, we accounted for DavCap as a VIE with ASI as its primary beneficiary, thus requiring consolidation in our financial statements. The original $1,000,000 note receivable held by DavCap, was fully provided for in an allowance each period and was written off as uncollectible in December 2008. The net equity and losses attributed to the owners of DavCap are reflected as those of the noncontrolling interest in our consolidated financial statements.

We have no plans or commitments to purchase or sell any assets to related parties but may do so on a case by case basis in the future.

Regulation

We are not a real estate investment trust (“REIT”), a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, and we do not believe we are subject to any regulation thereunder.

Even though our real estate lending activities were limited, we believe we were subject to licensing by the State of Nevada Mortgage Lending Division and accordingly, we applied for and in February 2007 our Subsidiary was granted a Nevada Mortgage Banking license that was allowed to lapse in April 2009 due to cessation of real estate lending operations. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender’s operations. We may also have been subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.

There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to make loans or investments, limit or restrict the amount of interest and other charges earned on loans or investments by us, or otherwise adversely affect our business or prospects.

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

We have sponsored Dr. Alexeff and students at the University of Tennessee, Knoxville to test our method of sterilization and decontamination. Dr. Alexeff has also performed his own continuing research. During the last four years, published and unpublished scientific reports on these experimental results provided evidence to us that:

•	Concentrations of E. Coli bacteria can be effectively killed in 4-10 minutes with the plasma discharge.
•	The plasma discharge works away from the generating surface indicating the possibility of circulating the plasma away from the generating source.
•	The plasma discharge is capable of penetrating a sealed standard business envelope and kill E. Coli bacteria in a short time.
•	The charged particles created in the process have separate biological killing properties distinct from the ozone also included in the discharge (ozone, is a primary commercial decontamination method).
•	The discharge is effective in not only rapidly killing bacteria but also inactivating resistant spores, a major goal of food sterilization.
•	The discharge was effective in a hospital setting to rapidly kill the common bacteria responsible for staph infections.

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

Our research activity during fiscal 2009 was focused on building and testing an improved prototype. We are encouraged by recent results but have not determined the level of resources to be employed on plasma development in fiscal 2010.  These decisions will be based in part on a continuing evaluation of projects, progress and achievements with this technology and the availability of financial resources.

Plasma Market Opportunities and Strategy

Some known applications of cold plasma that we believe we can target include:
•	Combating bacteria warfare
•	Sterilization of medical instruments
•	Rapid room temperature sterilization of food, including protection from Salmonella bacteria
•	Destroying allergens or decontaminating homes, packages, ships, businesses or other environments
•	Combating the spread of staph infections in hospitals and clinics

We are exploring commercial markets focusing primarily on medical, food and package sterilization. We believe portability and efficiency are key advantages and that the lack of heat or steam or toxic side effects offers additional advantages over some existing methods of sterilization and decontamination. We also believe our methods can be adapted to decontaminate buildings, homes, cruise ships and other facilities.

We are in early stages of testing our method and evaluating opportunities. Our goal is to prove our method in military and commercial applications. Our primary strategy is to license others to manufacture devices. Our efforts are at an early stage and we do not have a timetable or an estimate of the cost of developing these applications and obtaining the necessary approvals for sale or use of any devices. There can be no assurance we can develop the plasma sterilization and decontamination technology successfully or that this technology can be commercialized.

Plasma Sound Reduction

We purchased certain sound reduction technology in 2000. We are obligated to pay royalties on product sales, license revenues and any sale proceeds from the further sale of the technology for the term of the patent expiring in 2017. We are not currently developing this technology and have no present plans to do so.

Competition

Our current technology investment and development business is limited to one technology. The market for sterilization and decontamination is highly competitive, with many companies supplying equipment for food and facility decontamination and medical sterilization. Steam, chemicals and acids, radiation and ultraviolet light are just some of the methods employed for sterilization and decontamination. One example is a plasma system using hydrogen peroxide that has been used for a number of years by a division of Johnson & Johnson Medical, Inc. Another example is TSO3, Inc., a Canadian company that obtained approval for an ozone medical sterilizer. The many companies engaged in these activities are larger and have substantially greater resources than we do. We may not be able to compete successfully in this market. The U.S. government is also sponsoring cold plasma research by universities and others. Others have developed cold plasma generation methods and systems. It is possible that such organizations have developed or may develop in the future plasma generation methods and systems superior to those envisioned by us.

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

Research and Development

For the year ended September 30, 2009 and 2008 we expended $21,111 and $14,902, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further technology development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. We currently have no sources of sponsored research and development.

Management and Personnel

We have one full-time employee and our two executive officers provide only part-time services to our company. Our current executive officers are not compensated for their services other than for attendance at board and committee meetings, equity participation and the possibility of future bonuses. We obtain part-time services of one accountant and part-time secretarial/reception services through our monthly office and administrative sharing arrangement with related party Davric Corporation (See Item 13). We employ technical consultants and others on a contract or project-by-project basis. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

Executive Officers and Other Key Employees of the Registrant

See Item 10 - Directors, Executive Officers and Corporate Governance.

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

A. Risks Related to Our Business and Financial Results

Our specialty finance business has operated at a loss in the last two fiscal years and is expected to produce additional losses in the future.  Until we began investing in new technology in August 1999, we were inactive. Our specialty finance activities commenced in 2005 and invested in high risk investments. Primarily as a result of non-payment and defaults on notes receivable we have reported significant operating losses during the last two fiscal years. We have ceased making new investments in notes secured by land and it is unlikely that our other specialty finance investments and holdings, most of which are non-income producing assets, will produce operating income or positive cash flow in the future until and unless we are able to convert such assets into income producing assets. Given the current market and general economic environment, we believe we will be required to hold our non-income producing assets for a holding period of up to 24 months prior to sale. Accordingly, we expect to report operating losses in our specialty finance business during fiscal 2010.

We may need to obtain additional financing to continue operating our business. We had an operating cash flow deficit of $367,594 for fiscal 2009. We believe that cash and marketable securities presently on hand are not sufficient to meet cash requirements for the next twelve months. We will need to obtain additional funds from investment assets or from equity or debt offerings. Should additional funds not be available from these or other sources, we may be required to curtail or scale back staffing or operations.

We cannot assure you that any additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, including common stock, the percentage ownership of our stockholders will be reduced.

Our future results of operations depend significantly on economic and real estate conditions in the Clark County, Nevada and adjacent areas. Our specialty finance operations depend primarily upon the general economic and real estate conditions of the Clark County, Nevada area. The local economic and real estate conditions in the area have a significant impact on the land we now hold for investment and our water rights. Local economic conditions have shown decline in the last two fiscal years increasing real estate foreclosures and reducing the volume of real estate activity and thereby increasing the risks of holding raw land and water rights as investments. If there is a further downturn in real estate values the amounts we record for land and other recovered assets may become impaired and adversely affect on our financial condition or results of operations. A continued decline in general economic conditions or inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could further impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We may incur additional impairment or other losses related to our specialty finance assets. In prior periods we recorded an allowance for loan losses on impaired notes receivable. We obtained title to underlying raw land for our remaining three real estate notes in December 2009 and hold water rights and an investment in a direct financing lease arrangement. We review the need for impairment losses related to our investments based on management’s evaluation and estimate of the fair value of each asset based on payment history when applicable and present economic, political and regulatory conditions. The determination of need for any future impairment losses inherently involves a high degree of subjectivity and requires management to make significant estimates. The net value of investments assets recorded in our consolidated finance statements may differ from the amount ultimately recovered from sale or other disposition thereby affecting our future operating results.

We have incurred losses on an unoccupied specialty finance leased space and may incur additional losses for the term of the lease. Effective in June 2007, we subleased and occupied approximately 3,750 square feet of office space intended for use in our specialty finance lending operations. The current monthly payment of $8,429 is subject to future cost of living and operating expense adjustments, through March 2012. This facility was intended to support future real estate lending activities but we have no plans to use the facilities that are unoccupied. We obtained a 50% monthly lease payment concession for the six-month period ending in December 2009. There can be no assurance of future lease concessions or that our attempts to sublet the space will be successful during any portion of the remaining term of the lease.

We recorded a $108,000 expense for facility exit costs related to this lease in July 2009 and an impairment loss of $130,791 to write-off the balance of related leasehold improvements. The amount of the facility exit cost and liability may require future adjustment depending on actual sublease or concession results and other factors and the negative cash flow and possible additional losses related to this lease may adversely affect our future operating results.

Our direct financing lease is with one party and any impairment of this investment could adversely affect future operating results.  Our finance lease receivable is from a direct financing lease with one party on multiple pieces of electronic equipment. Nonpayment by this party for any reason could impair our investment and adversely affect our financial condition and results of operations.

Our business requires reinvestment of proceeds to be successful. It is necessary for us to continue to reinvest proceeds from investment payoffs and recoveries and convert non-income producing investments into income producing assets or obtain appreciation gains to offset holding costs for non-income producing assets. The ability to continue to successfully originate profitable investments depends on a variety of factors outside our control including interest rates, economic and political conditions, regulations, changes in real estate or other asset values and competition. Our future operating results may suffer if we are unable to reinvest proceeds at comparable rates or returns adversely affecting our results of operations.

Our technology is in an early stage of development and may not be successful.  Our plasma technology is still in the early stage of development. In order to attract commercial interest, we believe we must develop additional prototypes and complete additional testing in order to demonstrate commercial viability. Our objective is to sell or license our technology to companies that then must incorporate our technologies into products (we do not presently intend to manufacture products ourselves). Even if more prototypes can be developed and tested successfully, we cannot provide any assurance that commercially viable technology or products incorporating our technology can be completed, developed, manufactured or sold due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. We cannot assure that there will be future revenues. The development of new technology is subject to significant delays and cost overruns from unforeseen technical hurdles and other factors. In addition, as discussed below, we rely on outside consultants to provide us with the necessary expertise to develop our technology rather than an in-house staff of technology developers, thereby possibly increasing the costs and risks of technology development.

If we fail to establish and maintain personnel and strategic relationships, our ability to develop our technology will suffer.  We currently rely on management for the operation of our specialty finance business and consultants for the development of our plasma sterilization and decontamination technology. Although we believe that there are other personnel or consultants capable of working and managing our specialty finance business or consult regarding our technology, the loss or unavailability of any individual could result in delays or added costs, impede development or adversely affect our results of operations.

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

Our management may face conflicts of interest relating to other investments in real estate assets or other assets. Our president and other directors and officers, in addition to being part-time and having other business interests, also invest in real estate assets through other entities. There is a risk that management may select a real estate asset or other investment that has different returns or risk profile than assets not so selected or funded through other entities. There are no restrictions or guidelines on how management will determine which assets are appropriate for us and which are appropriate for other entities in which management may have an interest. Management has no obligation to provide us with any particular opportunities.

B. Risks Related to Industries and Regulations Affecting our Business

The specialty finance industry is highly regulated requiring licensing in multiple jurisdictions for most types of loans; we may be subject to regulations and costs that adversely impact or restrict our business. Most finance activities wherein an active business is conducted require some form of registration and licensing. If we make further real estate loans in the future, we believe we may be subject to licensing by the State of Nevada Mortgage Lending Division and required to reinstate or obtain a new Nevada Mortgage Banking license. Under applicable Nevada law, the Nevada Mortgage Lending Division has broad discretionary authority over lending activities, including the authority to conduct periodic regulatory audits of a lender’s operations. We may also become subject to federal lending rules and regulations.

If it were determined we don’t have the proper licensing for any lending or investment activity or are in violation of any regulations of any jurisdiction we could incur costs or restrictions that adversely affect our operations and business.

Our technology markets are highly regulated and we may be subject to environmental regulations. The sterilization of medical devices and food, and the decontamination of items are highly regulated and controlled in most major markets throughout the world. Sterilization and decontamination devices, including our proposed products, must be manufactured and tested to meet strict standards and often must be certified for use. These factors increase the time and risk of introducing new technology and products. We may not be able to obtain timely regulatory approvals for future products. The failure to obtain any necessary approvals would adversely impact our business.

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

Competition and obsolescence could preclude us from realizing revenues.  The markets for our plasma technologies are extremely competitive. Many companies already produce sterilization and decontamination equipment competitive to the products or systems we intend to develop. These companies are larger and have substantially greater resources than we do. We may not be able to compete successfully in any of these markets. In addition, these companies expend significant funds on research and development. They or others may have developed or may succeed in developing technology and products that are more effective than those proposed by us. There can be no assurance that we will be able to compete successfully with such competitors or that additional competition will not have a material adverse effect on our business.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 may result in financial statements that are incomplete or subject to restatement. Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting in this Annual Report on Form 10-K. In addition, our independent registered public accounting firm will be required to report on our internal controls over financial reporting for the year ending September 30, 2010. The additional costs associated with this process may be significant.

Effective internal controls are necessary for us to provide reliable financial reports. If we fail to maintain effective internal control over financial reporting investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources on restatements and other activities. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

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

Effective in June 2007, ASI Capital subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our president and an unrelated individual. The rate paid pursuant to the sublease is the same monthly rate for the same term as charged under the original lease by the unrelated primary landlord. We received a gross cash leasehold improvement incentive as a pass-through from the primary landlord of $136,224 of which $32,800 related to space not subleased or improved by the Subsidiary. The $32,800 excess was repaid in May 2008. The current monthly payment of $8,429 is subject to future cost of living and operating expense adjustments, through March 2012.

Due to local real estate conditions, some landlords are providing certain concessions to lessees. ASI Capital obtained a 50% monthly lease payment concession for the six-month period ending in December 2009. This facility was intended to support future real estate lending activities but given the economic downturn and due to the losses we suffered in real estate lending activities in fiscal 2008 and 2009 we elected to apply working capital late in fiscal 2009 to originate a direct financing equipment lease. We do not intend to expand our real estate lending and have no plans to use the ASI Capital facilities that are unoccupied. There can be no assurance of future lease concessions or that our attempts to sublet the space will be successful during any portion of the remaining term of the lease.

We recorded a $108,000 expense for the facility exit cost related to this lease in July 2009 and an impairment loss of $130,791 to write-off the balance of related leasehold improvements. The amount of the facility exit cost and liability may require future adjustment depending on actual sublease or concession results and other factors.

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

The following table sets forth the high and low bid quotations for our common stock for the years ended September 30, 2009 and 2008:

	Bid Quotations
	High	Low
Year Ended September 30, 2009
First Quarter	$0.45	$0.20
Second Quarter	$0.30	$0.20
Third Quarter	$0.25	$0.20
Fourth Quarter	$0.25	$0.20

Year Ended September 30, 2008
First Quarter	$0.45	$0.35
Second Quarter	$0.45	$0.35
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.60	$0.45

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

We had 1,070 holders of record of our 17,114,723 shares of common stock issued at September 30, 2009, which we believe approximates the number of beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. At September 30, 2009, we had an accumulated deficit of approximately $6.7 million and until this deficit is eliminated, we will be prohibited from paying dividends except out of net profits. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

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

Overview

We are a specialty finance company providing commercial and venture capital financing. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income, capital appreciation and cash flow. Our specialty finance activities focused in prior years on making real estate, corporate and other loans and in 2009 on funding a direct financing equipment lease. During fiscal 2009 we made no new real estate loans and have no current plans to make additional real estate loans.

The mortgage banking environment has been experiencing considerable strain from rising delinquencies and defaults. The current environment has been and is affecting real estate values and reducing the volume of real estate activities. Merchant builders and commercial developers are the typical purchasers of raw land zoned like that collateralizing our notes receivable at September 30, 2009. Many merchant builders and commercial developers are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes.   We believe this imbalance to be a temporary condition that will continue for approximately another 18 to 24 months. Accordingly our raw land investment obtained in December 2009 pursuant to deeds in lieu of foreclosure and our investment in water rights obtained in exchange for other notes may require a holding period of 24 months or more before such investment assets can be liquidated on terms acceptable to us.

As a consequence of recent economic conditions and uncertainties, the collateral values for our notes continued to decline during fiscal 2009 and all our notes became impaired requiring foreclosure and other actions including:

•
In December 2008 we charged off, due to foreclosure actions by unaffiliated senior creditors, one loan for $1,000,000 against a full loan loss provision provided in fiscal 2008 resulting in no gain or loss in the current year. This loan was held by DavCap LLC (“DavCap”), an affiliated entity through common ownership by our President, Jerry E. Polis. We recognized a gain of $122,613 recovered from DavCap during fiscal 2009 through consolidation of DavCap as a variable interest entity prior to its liquidation in September 2009.

•
In April 2009 we exchanged two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero (due to a full loan allowance established in fiscal 2008), for water rights valued at $381,000.

•
In September 2009 we charged off for one residential and one other note from a single party for a gross amount of $62,448 (subject to a prior year loan loss allowance of $15,000) due to significant uncertainty in collecting on collateral.

•
Subsequent to our fiscal year end, in December 2009 we obtained title to three properties, consisting of 6.37 acres of raw land, through deeds in lieu of foreclosure. This land was the collateral for our remaining three outstanding real estate notes with aggregate principal of $2,747,025 and a net value at September 30 2009, after allowance of $535,900 for loan losses established in the prior year, of $2,211,125.

As a result of substantially all our loans being impaired during fiscal 2009 we recognized only $66,162 of interest and fees on notes for the year ended September 30, 2009 compared to $810,992 for the year prior. We reported a net loss of $213,115 for the year ended September 30, 2009, compared to net loss of $2,716,037 for the comparable year prior. We recorded loan losses of $2,948,370 in the year prior and $67,598 during fiscal 2009 as the deterioration in credit markets and land values experienced in 2008 failed to improve in 2009. We currently have no real estate notes outstanding and have no plans to make additional real estate note investments.

Our financial statements require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for loans. Unlike typical industrial companies, nearly all our assets and liabilities are monetary in nature. As a result, interest rates have over time a more direct impact on our financial performance than the effects of inflation may generally have on the typical industrial company.

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

Notes receivable and revenue recognition – We have no formal policies for credit and collateral evaluation, collections or foreclosure, timing of charging off uncollectible loans, and recovery and management makes these decisions based on experience on a case-by-case basis. Notes receivable are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. Notes delinquent more than 90 days are considered non-performing (in non-accrual status) and collections on such notes, if any, are recorded as collection of note principal, and no interest income receivable is recorded. We review the need for an allowance for loan losses based on a specific review of each note pursuant to either ASC 450-10, Contingencies and ASC 310-10-35-12, Loans that Are Identified for Evaluation or that Are Individually Considered Impaired. Impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we establish an allowance for loan losses and a corresponding charge to earnings (loan losses). Write-off of a loan decreases the allowance and changes in estimates of collateral values can increase or decrease the allowance. Any future recoveries are recorded as income. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the current estimated value of the real estate or other collateral that secures the loans, our ability to protect inferior collateral positions, if any, and any other applicable provisions, including guarantees, if any.

Interest income is recorded on an accrual basis only to the extent that such amounts are expected to be collected. Note origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note receivable become past due or if we otherwise do not expect the debtor to be able to service its debt, we will cease recognizing interest income until and unless paid or consider taking action to foreclose on the collateral. Note origination fees, points and prepaid interest from borrowers are deferred and amortized to interest income over the estimated average life of the notes under a method that approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

Finance lease receivable and revenue recognition – Finance lease receivable consists of one lease for multiple pieces of electronic equipment. The lease is accounted for as a direct financing lease, where total lease payments, plus any residual value, less the cost of the leased equipment is recorded as unearned finance income. Interest income is earned on the finance receivable over the lease term using the interest method. Origination costs are immaterial. As required, each reporting period we evaluate the finance lease for impairment and consider any need for an allowance for credit losses.

Other investments – Property obtained by foreclosure, deed in lieu of foreclosure or purchase is initially recorded at the lower of cost or fair market value at the date of acquisition. Property obtained upon exchange is accounted for as a sale and recorded at fair value. Impairment changes are recognized when the fair value of an investment falls below its carrying value.

Income taxes - A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly.

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

Assets
Total assets were approximately $3.1 million at September 30, 2009 and $3.2 million at September 30, 2008. Our net note portfolio ($2,211,125 at September 30, 2009) decreased $405,000 from collections and another $47,448 as a result of our note loss provision. See “Liquidity and Capital Resources.”

At September 30, 2009, we had three notes outstanding with aggregate stated principal of $2,747,025 compared to nine notes with aggregate stated principal of $5,482,473 at September 30, 2008. We had an allowance for note losses of $535,900 and $2,818,900 at September 30, 2009 and 2008, respectively.

Liabilities
Total liabilities increased approximately $71,122 from September 30, 2008 to September 30, 2009. The increase was primarily due to a facility exit liability being recorded for $108,000 in the last quarter of fiscal 2009.

Equity
Stockholders’ equity decreased  $179,028 from September 30, 2008 to September 30, 2009 primarily as a result of the net loss of $213,115.

Comparison of Operating Results –Fiscal 2009 vs. Fiscal 2008

We reported a net loss of $213,115 for fiscal 2009 primarily as a result of the operation of our specialty finance business. This compared to a net loss of $2,716,037 for fiscal 2008. We recorded a loan loss provision in fiscal 2008 of $2,948,370 due to note impairment caused primarily by declines in collateral values. During fiscal 2009 we worked through foreclosure and related actions related to our note portfolio and incurred an additional loan loss provision of $67,598.

Revenues. Interest and fee income from notes was $66,162 for the year ended September 30, 2009, compared to $810,992 for the comparable period in 2008. During 2009 all our real estate loans became impaired and no longer generated interest income, and we were forced to take recovery actions related to each note.

During fiscal 2009, we exchanged two notes previously fully reserved for water rights resulting in a gain on recovery of $381,000. In December 2009 we obtained title to 6.37 acres of land pursuant to deeds in lieu of foreclosure and while we have not yet determined the fair value to be assigned to the land obtained on recovery, we believe the value is at least equal to the net value of the three notes at September 30, 2009 of $2,211,125.

Other investment income for the year ended September 30, 2009, was $20,104 compared to $11,440 for the prior year and consisted primarily of earnings from cash balances and other investments.

Interest Expense. Interest expense was $98,664 for the year ended September 30, 2008. The 2008 total included interest on shareholder notes, interest on our $1,000,000 of 7% subordinated notes and $37,099 for non-cash interest from the amortization of the value of warrants issued in 2005 in connection with the subordinated notes. We incurred no comparable interest expense in 2009 as all such notes had been retired in the prior year.

Loan Losses. During fiscal 2009 we provided for loan losses of $47,448 and wrote off notes for $2,330,448. During fiscal 2008, we provided for loan losses of $2,948,370 and wrote off notes for $129,470. We have had limited loan diversification, and any provision or change in estimate regarding the collateral for a single note has had a material impact on our note loss provision and on our financial position and our results of operations.

Research and Development. We expended $21,111 on research and development costs during the year ended September 30, 2009 compared to $14,902, during the year ended September 30, 2008. The fiscal 2009 costs consisted primarily of outside consulting and grant costs and the fiscal 2008 costs consisted primarily of grant research costs related to our technology. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Collection, General and Administrative. Collection, general and administrative costs were $714,278 for the year ended September 30, 2009 compared to $476,533 for year prior. Fiscal 2009 costs included $561,202 related to our specialty finance subsidiary and $153,076 of corporate expenses not allocated to the finance segment. Fiscal 2008 expenses included $317,204 related to our specialty finance subsidiary operations and $159,329 of unallocated corporate expenses. The $243,998 increase in specialty finance costs resulted primarily from a $108,000 facility exit expense and $130,791 leasehold improvement impairment cost related to a leased facility for which we have no longer any intention to utilize.

We incurred $19,417 and $9,707 of non-cash stock-based compensation expense during the years ended September 30, 2009 and 2008, respectively, related to options granted to officers, directors and consultants. We incurred $24,000 for non-cash contributed services of our executive officers during each year.

Income Taxes – Due to a history of recent losses we have provided a 100% valuation allowance for deferred tax assets (primarily tax loss carryforwards) and accordingly, there was no tax provision for either year.

Liquidity and Capital Resources

A number of factors adversely effected our liquidity in fiscal 2009. The disruptions in the capital and credit markets and the resulting credit deterioration and resulting losses we experienced in our note portfolio, limit our ability to finance future operations. Our investments in non-income producing assets including water rights and raw land increase the uncertainty regarding the timing and amount of future cash flows in fiscal 2010 and beyond.

During fiscal 2009, we originated no new notes and collected $405,000. In fiscal 2008 we originated $500,000 of notes and collected $972,282.

During fiscal 2009 we obtained $121,613 as a result of an investment by noncontrolling interest in an affiliated VIE and used $14,444 to purchase treasury stock. During fiscal 2008, we obtained $45,000 from warrant exercise and paid $430,714 to retire subordinated notes with $569,286 retired through the non-cash application of warrant exercise. We also repaid $150,000 of shareholder notes.

Our principal source of liquidity at September 30, 2009, consisted of cash and equivalents of $115,746 and marketable securities of $36,975. Our net notes receivable aggregating $2,211,125 was exchanged in December 2009 for title to raw land and is not expected to be a source of liquidity during the next twelve months. We have no other unused sources of liquidity at this time.

We have no debt other than trade payables and accruals. Our direct financing lease is expected to produce monthly receipts of approximately $6,000 supplemented by other investment income to be received on cash and equivalents and any marketable securities. Nonpayment of the direct financing lease would have an adverse impact on our operations, liquidity and cash flow.

In our auditor report dated December 22, 2009 our Company’s independent auditor expressed substantial doubt as to our ability to operate as a going concern. Based on our current sources of liquidity and expectations of future operations and business conditions, we expect that we will require approximately $175,000 to meet our cash requirements for the next twelve months. Actual results could differ significantly from our plans. We may be able to reduce our monthly operating costs as a result of reduced activity and we may be able to obtain additional funds from our investment assets. However, to meet our working capital and cash outflow obligations, we believe we will require equity or debt financing in the next twelve months. Should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.

In the future, if our operations increase or we elect to expend additional resources on our plasma technology, we may require additional funds.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2009 that are of significance, or potential significance to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASI Technology Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of ASI Technology Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Technology Corporation and subsidiaries as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended September 30, 2009 and 2008, in accordance with accounting principles generally accepted in the United States.

As discussed in Notes 1, 3, 4 and 12 to the consolidated financial statements, ultimate realization of the Company’s investments in notes receivable and its future operations and cash flows are particularly dependent upon the continued financial health of a relatively few borrowers and underlying loan collateral, primarily interests in real estate, which are subject to rapidly changing economic conditions and related uncertainties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had losses from continuing operations for the last two years, and management believes the company may be unable to cover the Company’s future operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants

Las Vegas, Nevada
December 22, 2009

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008

ASSETS
Cash and equivalents	$115,746	$256,171
Marketable securities	36,975	103,861
Notes receivable, net of allowance	2,211,125	2,661,573
Finance lease receivable	364,759	-
Interest receivable	-	16,764
Other investments	381,000	-
Property and equipment, net	10,084	181,459
Prepaid expenses	21,027	29,794

	$3,140,716	$3,249,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$3,173	$14,020
Facility exit liability	156,862	-
Deferred rent	-	74,893
	160,035	88,913

Noncontrolling interest in affiliated variable interest entity	-	1,000

Stockholders' equity
Preferred stock, 1,000,000 shares authorized, none issued or outstanding
Common stock, $.02 par value; 30,000,000 shares authorized, 17,114,723 and 17,136,723 shares issued	342,302	342,742
Additional paid-in capital	9,321,703	9,287,746
Treasury stock, 21,000 and 11,000 common shares	(9,538)	(4,994)
Deficit	(6,673,261)	(6,460,146)
Accumulated other comprehensive loss	(525)	(5,639)
	2,980,681	3,159,709

	$3,140,716	$3,249,622

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008

Revenues:
Interest and fees	$66,162	$810,992
Recoveries	381,000	-
Other investment income	20,104	11,440
	467,266	822,432
Expenses:
Interest	7	98,664
Loan losses	67,598	2,948,370
Research and development	21,111	14,902
Collection, general and administrative	714,278	476,533
	802,994	3,538,469

Loss before noncontrolling interest	(335,728)	(2,716,037)
Noncontrolling interest in losses of affiliated variable interest entity	122,613	-
Net loss	$(213,115)	$(2,716,037)

Loss per share (basic)	$(0.01)	$(0.17)

Weighted average number of common shares outstanding	17,099,970	16,106,812

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY

For the Years Ended September 30, 2009 and 2008							Accumulated
							Other
Comprehensive				Additional	Treasury		Comprehensive
Income		Common Stock		Paid-In	Shares		Income
(Loss)		Shares Issued	Dollars	Capital	(at cost)	Deficit	(Loss)	Total

Balances, October 1, 2007		15,908,552	$318,171	$8,664,532	$(442)	$(3,744,109)	$(1,497)	$5,236,655

Contributed services		-	-	24,000	-	-	-	24,000

Purchase and retirement of 400 common shares for treasury		(400)	-	(208)	-	-	-	(208)

Purchase of 10,000 common shares for treasury		-	-	-	(4,552)	-	-	(4,552)

Stock-based compensation		-	-	9,707	-	-	-	9,707

Stock issued at $0.50 per share on exercise of warrants for cash		90,000	1,800	43,200	-	-	-	45,000

Stock issued at $0.50 per share on exercise of warrants applied to retire principal of 7% subordinated notes		1,138,571	22,771	546,515	-	-	-	569,286

Comprehensive loss:
Net loss	$(2,716,037)	-	-	-	-	(2,716,037)	-	(2,716,037)
Unrealized loss on marketable securities	(4,142)	-	-	-	-	-	(4,142)	(4,142)
Total comprehensive loss for the period	$(2,720,179)

Balances, September 30, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

Contributed services		-	-	24,000	-	-	-	24,000

Purchase and retirement of 22,000 common shares for treasury		(22,000)	(440)	(9,460)	-	-	-	(9,900)

Purchase of 10,000 common shares for treasury		-	-	-	(4,544)	-	-	(4,544)

Stock-based compensation		-	-	19,417	-	-	-	19,417

Comprehensive loss:
Net loss	$(213,115)	-	-	-	-	(213,115)	-	(213,115)

Unrealized gain on marketable securities	5,114	-	-	-	-	-	5,114	5,114
Total comprehensive loss for the period	$(208,001)

Balances, September 30, 2009		17,114,723	$342,302	$9,321,703	$(9,538)	$(6,673,261)	$(525)	$2,980,681

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008
Operating activities
Net loss	$(213,115)	$(2,716,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	40,584	53,015
Amortization of loan fees, prepaid interest and unearned income	(9,759)	(194,253)
Noncontrolling interest in losses of affiliated variable interest entity	(122,613)	-
Allowance for loan losses	67,598	2,948,370
Amortization of deferred rent and facility exit liability	(26,031)	(21,398)
Accrued facility exit liability	108,000	-
Impairment adjustment, leasehold improvements	130,791	-
Contributed services	24,000	24,000
Stock-based compensation	19,417	9,707
Noncash interest expense	-	19,081
Recoveries	(381,000)	-
Decrease (increase) in interest receivable	(3,386)	32,121
Decrease (increase) in prepaid expenses	8,767	(4,935)
Decrease in accounts payable and accruals	(10,847)	(28,490)
Net cash provided by (used in) operating activities	(367,594)	121,181

Investing activities
Purchase of marketable securities	-	(75,000)
Sale of marketable securities	75,000	-
Purchase of property and equipment	-	(2,629)
Proceeds from sale of equipment	-	500
Direct finance lease originated	(360,000)	-
Loans originated	-	(500,000)
Collections from borrowers	405,000	972,282
Net cash provided by investing activities	120,000	395,153

Financing activities
Proceeds from exercise of warrants	-	45,000
Repayment of subordinated notes	-	(430,714)
Repayments of shareholder notes	-	(150,000)
Investment by noncontrolling interest in affiliated variable interest entity	121,613	-
Purchase of treasury shares	(14,444)	(4,760)
Net cash provided by (used in) financing activities	107,169	(540,474)

Net decrease in cash and equivalents	(140,425)	(24,140)

Cash and equivalents, beginning of period	256,171	280,311

Cash and equivalents, end of period	$115,746	$256,171

Supplemental cash flow information
Cash paid during the period for interest	$7	$79,582
Non-cash financing and investing activities:
Note origination fee received in investment securities	$3,000	$19,500
Note exchanged for note from related party	$-	$1,000,000
Subordinated note balances applied to exercise warrants	$-	$569,286

See notes to consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Basis of Presentation

These consolidated financial statements include the accounts of ASI Technology Corporation (“ASI”) and all of its subsidiaries (collectively, the Company), including its two wholly-owned subsidiaries, which are ASI Capital Corporation (“ASI Capital”), primarily a specialty “high risk” finance company and ASI Land Holdings, Inc. (“ASI Land”) incorporated in November 2008 to hold investment or foreclosed assets, and DavCap LLC, a commonly owned affiliate from inception in September 2008 to its liquidation in September 2009, which under Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (“ASC”) 810-10-15-14 was deemed to be a variable interest entity (“VIE”). The consolidated financial statements include the accounts of the subsidiaries, (including the VIE through the date of liquidation) after elimination of intercompany transactions and balances. As substantially all of the Company’s assets are finance or investment related, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry.

The Company’s specialty lending activities include commercial and venture capital loans and a direct financing lease. As of September 30, 2009, the Company's gross amount of notes receivable of $2,747,025 were comprised of three notes from one developer. Recent economic conditions and uncertainties have adversely affected collateral values for the Company’s notes receivable, and at September 30, 2009, the Company’s management considered all three notes to be impaired and made a loss provision of $535,900 against such notes. If the counterparty to the notes fails to perform, the maximum amount of loss that the Company would incur is the net carrying amount of each note as detailed in Note 3. Subsequent to September 30, 2009, the Company took title to the underlying three properties through deeds in lieu of foreclosure.

In August 2009, the Company invested $360,000 in a direct financing lease. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

The Company’s consolidated financial statements have been prepared on the basis that it will be able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the Company has incurred losses in each of the last two years primarily as a result of note losses and has limited funds and liquidity with which to operate. While management expects that the Company may be able to reduce some operating costs due to reduced specialty finance activity, its operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered assets or in the form of debt or equity financings. There can be no assurance that any additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Management evaluated subsequent events in accordance with ASC 855-10 through the date of issuance of these consolidated financial statements and the filing of this report with the Securities Exchange Commission, December 22, 2009.

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

Marketable securities - Marketable securities, all of which are classified as available-for-sale, are stated at fair market value based on market quotes, which are Level 1 inputs, as defined in ASC 820, Fair Value Measurements and Disclosures. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (continued)

Notes receivable and revenue recognition – The Company has no formal policies for credit and collateral evaluation, collections or foreclosure, timing of charging off uncollectible loans, and recovery and management makes these decisions based on experience on a case-by-case basis. Notes receivable (Note 3) are stated as the unpaid principal balance net of any deferred fees and any allowance for loan losses. Notes delinquent more than 90 days are considered nonperforming (in non-accrual status), and collections on such notes, if any, are recorded as collection of principal, and no interest income receivable is recorded. Management reviews the need for an allowance for loan losses based on a specific review of each note pursuant to either ASC 450-10 and ASC 310-10-35-12. Impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish an allowance for loan losses and a corresponding charge to earnings (loan losses). Write-off of a loan decreases the allowance and changes in estimates of collateral values can increase or decrease the allowance. Any future recoveries are recorded as income. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the current estimated value of the real estate or other collateral that secures the loans, the Company’s ability to protect inferior collateral positions, if any, and any other applicable provisions, including guarantees, if any.

Interest income is recorded on an accrual basis only to the extent that such amounts are expected to be collected. Note origination fees received from borrowers are deferred and amortized to income over the established life of the related note under a method that approximates the effective interest rate method. Should a note receivable become past due or if the Company otherwise does not expect the debtor to be able to service its debt, management will cease recognizing interest income until and unless paid or consider taking action to foreclose on the collateral.

Note origination fees, points and prepaid interest from borrowers are deferred and amortized to interest income over the estimated average life of the notes under a method that approximates the effective interest rate method. Direct loan origination fees and costs have been immaterial to date.

Finance lease receivable and revenue recognition – Finance lease receivable (Note 4) consists of one lease for multiple pieces of electronic equipment. The lease is accounted for as a direct financing lease, where total lease payments, plus any residual value, less the cost of the leased equipment is recorded as unearned finance income. Interest income is earned on the finance receivable over the lease term using the interest method. Origination costs are immaterial. As required, each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Fair value measurements – On October 1, 2008, the Company adopted ASC 820 for all financial assets carried at fair value under other GAAP requirements (Note 11), which had no impact on the Company’s consolidated balance sheet, results of operation or cash flows. The Company has elected not to adopt the option available under ASC 825-10-10 to measure any of its other eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed herein.

In April 2009, the FASB issued ASC 820-10-65-4, which was applied as of September 30, 2009, in measuring the fair value of water rights described in Notes 3 and 11 and had no significant effect on the consolidated financial statements.

The Company's notes receivable have been adjusted to estimated fair values based on Level 3 inputs as a result of impairment (Note 3). The fair value of the Company’s other financial instruments, which include cash and cash equivalents, marketable securities, receivables and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk, which are Level 1 inputs, as defined in ASC 820. The carrying value of these financial instruments approximated their fair value at September 30, 2009 and 2008, respectively, due to the short-term nature of the instruments.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (continued)

Segment reporting – The Company’s operations are organized into two reportable segments based upon their distinct operating characteristics (Note 14). The specialty finance segment includes all lending activities and the technology development segment includes all technology research and development activities. The Company allocates identified collection, general and administrative costs between the segments. All assets currently held are considered as employed in specialty finance.

Property and equipment – Property and equipment (Note 5) is stated at cost and depreciated over the estimated useful lives of three to five years using the straight-line method.

Research and development costs – Research and development costs, including patent costs related to acquired, licensed and developed technology, are expensed as incurred because the technology has not yet reached technological feasibility and requires further development, refinement and testing.

Employee stock options – The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended September 30, 2009 and 2008 to employees and consultants using the Black-Scholes option pricing model (annualized percentages):

	Year Ended September 30,
	2009	2008
Volatility	135%	149%
Risk-free interest rate	1.6%	2.2%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.6	3.5
Weighted-average fair value of options granted	$0.16	$0.29

The dividend yield of zero is based on the fact that management has no present intention to pay dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants in fiscal 2009 and 2008 applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term to estimate expected life (computed as vesting term plus contractual term divided by two).  The expected forfeiture rate was nil for each period based on management’s estimates considering vesting term and the limited number of specific recipients of option grants.

Loss per common share - Basic loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Outstanding stock options and warrants were excluded from the diluted computation, as their effect would be anti-dilutive. The Company has no dilutive securities other than stock options.

Income taxes - The Company recognizes interest and penalties related to income taxes as part of the provision for income taxes. As of September 30, 2009 and 2008, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Comprehensive loss - Comprehensive loss includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company’s comprehensive loss consists of net loss and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive loss is displayed as a separate component of stockholders' equity.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2.	Summary of Significant Accounting Policies (continued)

Reclassifications – A $53,495 liability for deferred rent was reclassified and included in the facility exit liability (Note 6) at September 30, 2009. Certain other minor reclassifications to previously reported amounts have been made for consistency with the current period presentation. These reclassifications had no effect on net income or loss.

Note 3.	Notes Receivable

The Company’s note receivable portfolio consisted of the following types of loans:

	Range of
	Stated	September 30,
Description	Interest Rates	2009	2008
Land acquisition and development notes:
Secured by first trust deeds	15%-18%	$2,747,025	$2,747,025
Secured by second trust deeds	15%	-	1,268,000
Secured by third trust deeds	24%	-	1,000,000
Residential real estate second trust deed	24%	-	54,648
Corporate notes secured by asset liens	18%-24%	-	400,000
Other notes	24%	-	12,800
		2,747,025	5,482,473
Unearned fees and other		-	(2,000)
Allowance for loan losses		(535,900)	(2,818,900)
		$2,211,125	$2,661,573

At September 30, 2009, the Company considered its three outstanding notes aggregating $2,747,025 to be impaired and provided the allowance for losses reducing the net carrying value to their estimated fair value based on Level 3 inputs. Subsequent to September 30, 2009, the Company took title to the underlying three properties through deeds in lieu of foreclosure. The Company expects to record the net value of the land received at estimated fair value upon receipt of an appraisal also based on Level 3 inputs.

In April 2009, the Company exchanged two impaired notes with an aggregate principal amount of $1,268,000, and a net carrying value of zero (due to a full loan allowance), for Nye County, Nevada water rights on 127 acre-feet of water. In accordance with ASC 860-10, the Company accounted for the exchange as a sale and recorded the estimated fair value of the water rights based on Level 3 inputs at $381,000 and a gain of the same amount. The water rights are held as an investment and considered to have an indefinite life and, therefore, not subject to amortization.

During the year ended September 30, 2009, the Company initially recognized $4,753 of interest income on nonperforming notes receivable later determined to be impaired and wrote-off $20,150 of related interest receivable accrued to date ..

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.	Notes Receivable (continued)

Allowance for loan loss activity is summarized below:

	Year ended
	September 30,
	2009	2008
Allowance, beginning of period	$2,818,900	$-
Provision	47,448	2,948,370
Charge-offs	(2,330,448)	(129,470)
Allowance, end of period	$535,900	$2,818,900

One loan for $1,000,000 held by DavCap, an affiliated variable interest entity under common ownership was charged off in December 2008 due to foreclosure actions by senior creditors (see Note 9). Charge-offs also include $1,268,000, also due to foreclosure actions by senior creditors, related to the two notes subsequently exchanged for water rights resulting in recovery of $381,000. The balance of charge-offs consisted of $62,448 for one residential and one other note from a single party due to significant uncertainty in collecting on collateral.

Two customers accounted for 48% and 47%, respectively, of interest and fee income on notes for the year ended September 30, 2009, and three customers accounted for 52%, 24% and 13%, respectively, of interest and fee income on notes for the year ended September 30, 2008. For purposes of this disclosure a single customer includes affiliated entities that are substantially under common control.

The following table summarizes finance activity related to notes receivable for the periods presented:

	Year ended
	September 30,
	2009	2008
Balance, beginning of period	$2,661,573	$5,907,472
Originations	-	500,000
Deferred finance charges, net	2,000	174,753
Loan loss provision	(47,448)	(2,948,370)
Principal collected	(405,000)	(972,282)
Balance, end of period	$2,211,125	$2,661,573

Note 4.	Finance Lease Receivable

In August 2009, the Company funded a direct financing lease in the amount of $360,000 used to finance electronic equipment with the following balances at September 30, 2009:

Minimum lease payments receivable	$720,000
Unearned finance income	(355,241)
Direct finance lease receivable	$364,759

The residual value for the lease was estimated at zero by management at the end of the ten-year lease term. The lease provides for monthly installments based on usage with annual adjustments to achieve minimum lease payments of $72,000 per annum with the possibility of higher contingent rentals computed on an annual basis. The Company has certain renewal options at the end of ten years and also certain equipment resale rights back to the lessee.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5.	Property and Equipment

Property and equipment are as follows:

	September 30,
	2009	2008
Leasehold improvements	$-	$229,955
Furniture and equipment	20,877	20,877
	20,877	250,832
Less accumulated depreciation and amortization	10,793	69,373
Property and equipment, net	$10,084	$181,459

Note 6.	Facility Exit Liability and Costs

In fiscal 2009 the Company expensed $108,000 as facility exit costs related to an operating office lease and $130,791 to write-off the impaired balance of related leasehold improvements. The facility was intended to support future real estate lending activities but given the economic downturn (Note 12) and the losses suffered in real estate lending activities in fiscal 2008 and 2009 the Company elected to apply working capital late in fiscal 2009 to originate a direct financing equipment lease. The Company does not intend to expand its real estate lending and has no plans to use the facilities that are unoccupied. While the landlord granted a 50% rent concession for the six months ending December 2009 there can be no assurance of future concessions or that management’s attempts to sublet the space will be successful during any portion of the remaining term of the lease.

The Company determined the fair value of the facility exit liability based on the remaining lease rentals reduced by estimated sub-lease rentals or landlord concessions and inclusive of the outstanding deferred rent obligation. A deferred rent obligation of $103,424 was recorded in June 2007 from a net cash leasehold improvement incentive and is being amortized over the term of the sublease. The Company amortized $21,398 of deferred rent as a reduction of rent expense for each of the years ended September 30, 2009 and 2008.

The following table summarizes activity for the period from initial measurement (July 2009) to September 30, 2009:

Accrued facility exit liability recorded in fiscal 2009 (1)	$166,845
Accretion expense	2,661
Cash paid, net	(12,644)
Accrual balance at September 30, 2009	$156,862

(1)
Includes $108,000 measured in connection with the operating office lease and the $58,845 balance of deferred rent. Excludes $130,791 related to the impaired write-off of related leasehold improvements.

All facility exit costs and leasehold improvement write-off costs and related accretion expense are included in collection, general and administrative expenses in the accompanying statement of operations.

The following table summarizes the Company’s minimum lease commitments under the lease without any discount for possible future concessions or subleases:

Year ending September 30:
2010	$90,280
2011	106,526
2012	54,179

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7.	Subordinated Notes Payable and Related Warrants

In July 2008, the Company retired $1,000,000 of outstanding Subordinated Notes for cash of $430,714 with the balance applied by holders to exercise warrants to purchase 1,138,571 shares of the Company’s common stock. Of the $430,714 four directors were paid $178,214 to retire the principal of Subordinated Notes held by them, and they applied $331,786 to the exercise of warrants to purchase 663,571 shares of the Company’s common stock. Additional warrants for 90,000 shares of common stock were also exercised by an officer/director for cash proceeds of $45,000, and warrants on 200,000 shares expired unexercised.

Note 8.	Stockholders’ Equity

Common Stock
During the years ended September 30, 2009 and 2008, officers contributed part-time services to the Company without compensation. These services, valued at $24,000 each year, have been expensed and treated as capital contributions.

Stock Option Plan
Under the 2000 Equity Incentive Plan, as amended (the "Plan") the Company is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company's common stock to employees and consultants. The term of the Plan is ten years and the term of options granted may not exceed ten years from the date of grant. Options may be granted at a price no less than 100% of the fair market value on the grant date. At September 30, 2009, there were options outstanding for 415,000 common shares (327,500 vested) exercisable at prices ranging from $0.25 to $0.45 per share through 2014.

The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $19,417 and $9,707 of stock compensation expense in its consolidated statement of operations for the years ended September 30, 2009 and 2008, respectively. As of September 30, 2009, total estimated compensation cost of options granted but not yet vested was $15,266 and is expected to be recognized over 1 year.

The following table summarizes option activity for the years ended September 30, 2009 and 2008:
	2009			2008
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	335,000	$0.42		285,000	$0.41
Granted	100,000	0.255	$-	100,000	0.45	$-
Exercised	-	-		-	-
Cancelled	(20,000)	0.375	$-	(50,000)	0.45	$-
Outstanding at end of year *	415,000	0.38	$-	335,000	0.42	$11,000
Options exercisable at year-end	327,500	0.41	$-	260,000	0.41	$11,000

*	Options outstanding at September 30, 2009 are exercisable at prices ranging from $0.25 to $0.45 and expire over the period from 2009 to 2014.

At September 30, 2009, the weighted average life of options outstanding was 2.6 years, and 535,000 shares were available for option grants under the Plan. Intrinsic value is computed based on closing bid prices.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9.	Related Party Transactions

The Company pays a company owned by its President and Board Chairman an aggregate of $1,000 per month for office rent, bookkeeping and administrative services. Accordingly, such payments aggregated $12,000 for each of the years ended September 30, 2009 and 2008.

During the year ended September 30, 2008, the Company incurred interest expense of $29,750 related to subordinated notes payable held by officers and directors.

Effective in June 2007, the Subsidiary subleased and occupied approximately 3,750 square feet of office space within space leased personally by the Company’s President and an unrelated individual. The rate paid pursuant to the sublease agreement is the same rate as charged to the Company by the unrelated primary landlord. The current monthly payment of $8,429 (reduced by a landlord concession of 50% for the months of July through December 2009) is subject to future cost of living and operating expense adjustments, through March 2012. In July 2009 the Company classified this lease as a facility exit liability. See Note 6.

In September 2008, ASI assigned a $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (“DavCap”), an entity formed at that time for that purpose and 50% owned by the Company’s president and director along with the originating mortgage broker as partner. The original note was due in July 2008 and upon assignment DavCap became responsible for collection and recovery. The original note was terminated in December 2008 through foreclosure by unaffiliated senior lenders.

The assignment was made without recourse or participation. The Company received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009. DavCap was not successful in obtaining recovery prior to foreclosure nor successful in obtaining any significant recovery from any other DavCap activities. On September 29, 2009 the Company’s subsidiary cancelled the unsecured note as uncollectible resulting in no gain or loss on a consolidated basis. However the Company’s subsidiary was paid cash of $122,123 during fiscal 2009 related to the unsecured note primarily from capital contributions made by the owners of DavCap. This recovery gain is reflected in the Company’s statements of operations as income from an affiliated variable interest entity (“VIE”). DavCap made no distributions or payments to its owners or any other party prior to its liquidation effective September 30, 2009.

The Company, commencing on September 30, 2008 and at each subsequent reporting period, consolidated DavCap as a VIE with ASI as its primary beneficiary, thus requiring it to be consolidated in the accompanying financial statements. The original $1,000,000 note receivable held by DavCap, was fully provided for in an allowance each period and was written off as uncollectible in December 2008. The net equity and losses attributed to the owners of DavCap are reflected as those of the noncontrolling interest in the accompanying financial statements.

See Notes 3 and 7 for additional related party disclosures.

Note 10.	Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2009 and 2008 as follows:

	2009	%	2008	%
Computed "expected" tax provision (benefit)	$(114,000)	(34%)	$(922,000)	(34%)
Increase (decrease) in income taxes resulting from:
Increase (decrease) in valuation allowance	393,000	117%	575,000	21%
Loan held by variable interest entity	(298,000)	(89%)	340,000	13%
Nondeductible compensation and other	19,000	6%	7,000	-%
	$-	-	$-	-

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (continued)

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to such net deferred tax assets are as follows:

	September 30,
	2009	2008
Deferred income tax assets:
Federal net operating loss carryforwards	$810,000	$27,000
Federal capital loss carryforwards	182,000	188,000
Note loss allowance	182,000	618,000
Stock compensation	12,000	15,000
Other	57,000	25,000
	1,243,000	873,000
Deferred income tax liabilities:
Depreciation and amortization	-	(23,000)
	1,243,000	850,000
Valuation allowance	(1,243,000)	(850,000)
Net deferred income taxes	$-	$-

A valuation allowance has been provided for those deferred tax assets that management believes are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Management believes it is more likely than not that its net deferred tax assets will not be realized due to substantial economic uncertainties (Note 12). A valuation allowance is also maintained against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward.

The Company has net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $2,382,000 and $534,000 respectively, as of September 30, 2009, that expire between December 31, 2021, and September 30, 2026. Since the Company has an unrecognized net operating loss carryforward as of September 30, 2009 and 2008, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the years ended September 30, 2009 or 2008. No options were exercised during the years ended September 30, 2009 or 2008.

The tax years 2004 through 2008 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 2001.

In the previously issued financial statements the note loss allowance and the valuation allowance at September 30, 2008 were both overstated by $340,000 with no net effect.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11.	Fair Value Measurements

ASC  820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined in terms of those inputs as follow:

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 -	Significant inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3 -
Significant unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of September 30, 2009:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$90,045	$90,045
Marketable securities	36,975	36,975

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of September 30, 2009 are included in the table below:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,211,125			$2,211,125
Water rights	381,000			381,000
Leasehold improvements	-			-
Liabilities:
Facility exit liability	156,862			156,862

The Company may be required from time to time, to measure certain impaired assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is determined. Once a loan is identified as individually impaired it is measured in accordance with ASC 310-10-35-12, Loans that Are Identified for Evaluation or that Are Individually Considered Impaired. See Note 3 for information on valuing impaired loans.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11.	Fair Value Measurements (continued)

In April 2009 in accordance with the provisions of ASC 860-10, Transfers and Servicing the Company valued intangible water rights received in exchange for impaired notes with a carrying value of zero resulting in a non-cash gain of $381,000. The fair value of the water rights was considered nonrecurring Level 3 due to there being a significant decrease in the volume and level of activity of transactions for similar water rights that required analysis of limited historical transactions and market data to determine the fair value of the water rights.

In July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligations the Company valued a facility exit liability for an operating lease and determined that leaseholder improvements with a depreciated cost of $130,791 had a fair value of nil. The fair value of the lease exit liability was considered nonrecurring Level 3 and required management to make assumptions based on their local knowledge and inquiry regarding estimated sublease and concession amounts and a discount rate (credit-adjusted risk-free rate).

Note 12.	Concentrations

Our notes receivable are concentrated with one developer and our lease finance receivable is with one lessee and accordingly we are subject to the credit risk of these individual customers and their ability to meet their contractual obligations. Subsequent to September 30, 2009 the Company took title to the three properties underlying outstanding notes receivable through deeds in lieu of foreclosure.

The United States is experiencing a widespread decline in residential and other real estate sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and the Company's operations cannot be predicted at this time but may continue to be substantial. Accordingly the Company has no present plans to originate any new real estate loans at this time.

From time-to-time, the Company may carry cash and securities balances on deposit with financial institutions that are in excess of federally insured limits. The extent of a future loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

Note 13.	Commitments

Operating Lease
See Note 6.

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

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.                 Segment Reporting

The Company has two reportable segments, specialty finance and technology development. The Company allocates collection, general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
As of and for the year ended September 30, 2009
Interest, fee, recovery and investment income	$467,266			$467,266
Interest expense	(7)			(7)
Loan losses	(67,598)			(67,598)
Research and development		$(21,111)		(21,111)
Collection, general and administrative	(561,202)		$(153,076)	(714,278)
Segment loss, pre tax	$(161,541)	$(21,111)	$(153,076)	$(335,728)
Assets	$3,140,716			$3,140,716

As of and for the year ended September 30, 2008
Interest, fee, recovery and investment income	$822,432			$822,432
Interest expense	(98,664)			(98,664)
Loan losses	(2,948,370)			(2,948,370)
Research and development	-	$(14,902)		(14,902)
Collection, general and administrative	(317,204)		$(159,329)	(476,533)
Segment loss, pre tax	$(2,541,806)	$(14,902)	$(159,329)	$(2,716,037)
Assets	$3,249,622			$3,249,622

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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of ASI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of ASI; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of ASI’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth information with respect to each director and executive officer of ASI as of October 31, 2008:

Name	Age	Position
Jerry E. Polis	77	President and Director since 1973
Eric M. Polis	39	Secretary, Treasurer and Director since August 2000
Gerald L. Ehrens	70	Director since September 2005
Richard A. Fait	71	Director since January 2006

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

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between us and certain of our officers, directors and consultants due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management, consultants or affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Our officers and directors are accountable to us as fiduciaries and are required to adhere to our Code of Ethics for Senior Officers, which means that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in our best interests may result in liability to them.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as its other employees and directors). A copy of the Code Ethics for Senior Officers is posted on our Internet site at www.asiplasma.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics for Senior Officers should be sent by mail to Corporate Secretary at ASI Technology Corporation, 980 American Pacific Drive, Suite #111, Henderson, Nevada 89014. Requests may also be made by calling the Company at (702) 734-1888. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2009, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

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

The Board of Directors has not established a base salary for our current two executive officers (Jerry E. Polis, our PEO (Principal Executive Officer) and Eric M. Polis, our PFO (Principal Financial Officer)) who only provide part-time services to our company. Other than a $2,500 cash bonus paid to Eric M. Polis in December 2008 our two executive officers received no cash compensation for their services as executive officers.  There were no cash bonuses paid or accrued during the year pursuant to our Executive Bonus Plan (“Bonus Plan”).

Our two executive officers received compensation during fiscal 2009 for attendance at Board of Director and Loan Committee meetings. The rate paid during fiscal 2009 was $200 per meeting ($400 per meeting for the Chairman) for directors (employee and non-employee) and $100 for each audit committee meeting and $50 for each loan committee meeting.

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

PEO Compensation. During fiscal 2009, no base salary was paid or accrued to our PEO, Jerry E. Polis. The Board believes this is a level below the range of base salaries for Principal Executive Officers at similarly situated companies, even for part-time services. The non-payment of salaries reflects an effort to contain costs during the development and growth of our business. The Board believes Mr. Jerry E. Polis has long-term stock incentives through his significant personal stock ownership, equity incentives and eligibility to participate in the Bonus Plan. Mr. Polis is an employee at will.

Summary Compensation Table

The following table shows for the fiscal years ended September 30 certain compensation information for our PEO,  and PFO (each a “Named Executive Officer” and collectively, the “Named Executive Officers”). We had no other reportable executive officers for fiscal 2009 and 2008. Certain columns have been omitted as they were not applicable for the Named Executive Officers for the period presented.

				Option	All Other
		Salary (1)	Bonus(1)	Awards (2)	Compensation (3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jerry E. Polis, President and Chairman (PEO)	2009	$-	$-	$3,858	$1,600	$5,458
	2008	$-	$-	$1,941	$850	$2,791
Eric M. Polis, Director, Secretary and Treasurer (PFO)	2009	$-	$2,500	$3,872	$800	$7,172
	2008	$-	$2,500	$1,941	$450	$4,891

(1)	Represents actual cash compensation.
(2)
Represents the amount of compensation cost recognized by us in fiscal 2009 and 2008 related to stock option awards vested during fiscal 2009 and 2008, as described in ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 1 to our 2009 Consolidated Financial Statements included in this Annual Report.

(3)	Represents director and loan committee fees paid for attendance at meetings.

Outstanding Equity Awards At Year End

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2009. There were no other outstanding equity awards as of September 30, 2009.

				Equity
				Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date

Jerry E. Polis	10,000	-	(1)	-	$0.35	12/6/2009
	10,000	-	(1)	-	$0.40	1/8/2011
	20,000	-	(1)	-	$0.45	12/11/2011
	17,500	2,500	(2)	-	$0.45	1/15/2013
	5,000	15,000	(3)		$0.275	2/8/2014

Eric M. Polis	10,000	-	(1)	-	$0.35	12/6/2009
	10,000	-	(1)	-	$0.40	1/8/2011
	20,000	-	(1)	-	$0.45	12/11/2011
	17,500	2,500	(2)	-	$0.45	1/15/2013
	5,000	15,000	(3)		$0.25	2/8/2014

(1)	These options were fully vested at September 30, 2009.
(2)	The final 2,500 shares vested and became exercisable on October 28, 2009.
(3)	These options vest at the rate of 2,500 every three months subject to continued service and other conditions of each option grant.

There were no options exercised by the Named Executive Officers during fiscal 2009. There are no pension benefits for any Named Executive Officer. No named executive officer has any employment agreement, termination of employment or change in control arrangement.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Members of the board of directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to frequency or amount of equity compensation grants for non directors. The following meeting payment rates were in effect for fiscal 2009: $200 for each director meeting ($400 for the Chairman, an executive officer) and $100 for each audit committee meeting (Mssrs. Fait and Ehrens are the members) and $50 for the loan committee of the Subsidiary (current members are executive officers Jerry E. Polis and Eric M. Polis). Meeting fees apply to both employee and non-employee directors.

During fiscal 2009 the Board of Directors held four meetings and the Audit Committee held five meetings.

The following table sets forth the compensation paid to our non-employee directors in 2009. Employee director compensation is described above.

	Fees
	Earned
	or Paid	Option	All Other
	in Cash	Awards (1) (2)	Compensation	Total
Name	($)	($)	($)	($)

Gerald L. Ehrens	$1,300	$1,936	-	$3,236

Richard A. Fait	$1,300	$1,936	-	$3,236

(1)
Represents the amount of compensation cost recognized by us in fiscal 2009 related to stock option awards on 20,000 shares granted in fiscal 2008 and 2009 and partially vested for each listed non-employee director as described in ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 1 to our 2009 Consolidated Financial Statements included in this Annual Report.

(2)	The following are the aggregate number of option awards outstanding for each of our non-employee directors at September 30, 2009 – Ehrens: 50,000 and Fait: 40,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership

The following table sets forth, as of December 15, 2009, the Common Stock ownership of each of our directors and officers, all of our executive officers and directors as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding shares of Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

Name and Address	Amount & Nature
of Beneficial	of Beneficial	Percent
Owner	Ownership	of Class
Jerry E. Polis	7,358,112 (1)	42.9%
President and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Eric M. Polis	486,000 (2)	2.8%
Secretary, Treasurer and Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Gerald L. Ehrens	195,000 (3)	1.1%
Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

Richard A. Fait	135,000 (4)	0.8%
Director
980 American Pacific Drive, #111
Henderson, Nevada 89014

All directors and officers as a group	8,074,112 (5)	46.7%
(4 persons)
____________________________

(1)
Includes 3,630,927 shares held by the Polis Family Trust, 100,000 shares held by Polis Family LLC and 3,436,888 shares held by Davric Corporation, a company controlled by Jerry E. Polis. Mr. Jerry E. Polis shares investment and voting power over the shares held by Polis Family LLC with Eric M. Polis and other family members. Also includes options exercisable within 60 days on 60,000 shares of common stock.

(2)
Includes 326,000 shares held by family trust and 100,000 shares held by the Polis Family LLC. Mr. Eric M. Polis shares investment and voting power over the shares held by Polis Family LLC with Jerry E. Polis and other family members. Also includes options exercisable within 60 days on 60,000 shares of common stock.

(3)	Consists of 150,000 shares held by family limited partnership. Also includes options exercisable within 60 days on 45,000 shares of common stock.
(4)	Consists of 100,000 shares held by family trust. Also includes currently exercisable options on 35,000 shares of common stock.
(5)	Includes options exercisable within 60 days on 200,000 shares of common stock.

Equity Compensation Plan Information

At September 30, 2009, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2000 Equity Incentive Plan approved by our stockholders. The following table gives information as of September 30, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	415,000	$0.38	535,000
Equity compensation plans not approved by security holders	--	--	--
Total	415,000	$0.38	535,000

Other than the 2000 Equity Incentive Plan, we do not have any stock appreciation rights plans in effect, outstanding warrants or rights and have no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We currently share office space with Davric Corporation ("Davric"), an entity controlled by our President and Chairman Jerry E. Polis. We are paying Davric Corporation $1,000 per month for use of this space and associated administrative costs. We paid $12,000 for each of the years ended September 30, 2009 and 2008 for such costs.

In September 2008, ASI assigned our $1,000,000 undivided interest in a note receivable and related deed of trust of an unaffiliated borrower to DavCap, LLC (ÒDavCapÓ), an entity formed at that time for that purpose and 50% owned by our president and director, Jerry E. Polis, along with the originating mortgage broker as partner. The purpose of DavCap was to work with the originating mortgage broker to recover funds from the original borrower or generate gains from certain joint brokerage or investment activities of the two partners. The original note was due in July 2008 and upon assignment DavCap became responsible for collection and recovery. The original note was terminated in December 2008 through foreclosure by unaffiliated senior lenders and written off as uncollectible against the previous year’s full loss allowance on our consolidated financial statements.

The note assignment was made without recourse or participation. We received in exchange an unsecured 12% note payable for the principal amount of $1,000,000 due September 29, 2009. DavCap was not successful in obtaining recovery prior to foreclosure nor successful in obtaining any significant recovery from any other DavCap activities. On September 29, 2009 our subsidiary (ASI Capital) cancelled the unsecured note as uncollectible resulting in no gain or loss on a consolidated basis. However our subsidiary was paid cash of $122,123 during fiscal 2009 related to the unsecured note primarily from capital contributions made by the owners of DavCap. This recovery gain is reflected in our statements of operations as income from an affiliated variable interest entity (ÒVIEÓ). DavCap made no distributions or payments to its owners or any other party prior to its liquidation effective September 30, 2009.

At September 30, 2008, we had a note receivable from e.Digital Corporation (“e.Digital”) in the amount of $400,000. This note plus interest was repaid to us in cash in March 2009. On October 10, 2008 Mr. Eric Polis was appointed as a director of e.Digital. Since Mr. Jerry E. Polis and Mr. Eric Polis own collectively less than 10% of the ownership of e.Digital they are not considered to have a reportable indirect material interest.

Effective in June 2007, our Subsidiary subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada within space leased by our President, Jerry E. Polis, and an unrelated individual. The rate paid pursuant to the sublease is a pass-through of the same monthly rate as charged by the unrelated primary landlord. The current monthly payment of $8,429 is subject to future cost of living and operating expense adjustments, through March 2012. We received a 50% lease concession from the primary landlord for the six months ending December 2009. Aggregate lease expense paid to the primary landlord, net of deferred rent amortization, was $60,768 and $74,862 for the year ended September 30, 2009 and 2008, respectively.

We recorded $24,000 in 2009 and 2008 as contributed services for officers including Jerry E. Polis. No common stock or other value is due for these contributed services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent registered public accounting firm and subsequently reviewed the actual fees and expenses paid to Piercy Bowler Taylor & Kern. The Audit Committee has determined that the fees paid to Piercy Bowler Taylor & Kern for non-audit services are compatible with maintaining Piercy Bowler Taylor & Kern’s independence as our independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed by Piercy Bowler Taylor & Kern to the date of this report for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports for 2009 and 2008 were $58,348 and $73,238 including expenses, respectively.

AUDIT-RELATED FEES. There were no other fees billed by the Company’s principal accountants during the fiscal years ended September 30, 2009 or 2008 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

TAX FEES. There were no fees billed by the Company’s principal accountant during the last two fiscal periods for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed or billable by the Company’s principal accountants during the fiscal years ended September 30, 2009 or 2008 for professional services rendered for other products or services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
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

10.13	Audit Committee Charter adopted September 17, 2007. Incorporated by reference to Exhibit 99.2 on Form 8-K dated September 21, 2007.
10.14	Sublease dated as of October 11, 2007 between ASI Capital Corporation and Joseph L. Lamarca and Jerry E. Polis. Incorporated by reference to Exhibit 99.1 on Form 8-K dated November 9, 2007.
10.15	Promissory Note payable by DAVCAP, LLC to ASI Capital Corporation dated September 29, 2008. Incorporated by reference to Exhibit 99.1 on Form 8-K dated October 3, 2008.
10.16	Assignment of Note Secured by Deed of Trust to DAVCAP, LLC by ASI Capital Corporation dated September 29, 2008. Incorporated by reference to Exhibit 99.2 on Form 8-K dated October 3, 2008.
10.17	Termination Agreement between ASI Capital Corporation and DAVCAP, LLC dated September 29, 2009. Incorporated by reference to Exhibit 99.3 on Form 8-K dated October 2, 2009.
10.18
Transfer Agreement between ASI Capital Corporation and unrelated entities and persons (associated with three notes in default) dated December 4, 2009. Incorporated by reference to Exhibit 99.1 on Form 9-K dated December 10, 2009.

10.19
Intercreditor Agreement between ASI Capital Corporation, Davric Corporation and unrelated entities and persons dated December 4, 2009. Incorporated by reference to Exhibit 99.2 on Form 9-K dated December 10, 2009.

21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASI TECHNOLOGY CORPORATION

By: /s/ JERRY E. POLIS
Jerry E. Polis
President

Date: December 22, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JERRY E. POLIS	President and Chairman (principal executive officer)	December 22, 2009
Jerry E. Polis

/s/ ERIC M. POLIS	Secretary, Treasurer and Director (principal financial and accounting officer)	December 22, 2009
Eric M. Polis

/s/ GERALD L. EHRENS	Director	December 22, 2009
Gerald L. Ehrens

/s/ RICHARD A. FAIT	Director	December 22, 2009
Richard A. Fait