Form 10-Q
period 2009-12-31
ASI TECHNOLOGY CORP
filed 2010-02-12
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2009

Commission File Number 0-6428

ASI Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

980 American Pacific Drive, Suite #111	89014
(Address of principal executive offices)	(Zip Code)

(702) 734-1888
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [_] Yes   [_]  No  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value	17,093,723
(Class)	(Outstanding at February 9, 2010)

ASI Technology Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	September 30,
	(unaudited)	2009 (a)

ASSETS
Cash and equivalents	$26,985	$115,746
Marketable securities	38,208	36,975
Notes receivable, net of allowance	-	2,211,125
Real estate owned	2,245,000	-
Finance lease receivable	366,937	364,759
Other investments	381,000	381,000
Property and equipment, net	8,855	10,084
Prepaid expenses	14,152	21,027

	$3,081,137	$3,140,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$32,657	$3,173
Unearned income	1,593	-
Facility exit liability	146,763	156,862
	181,013	160,035

Stockholders' equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding
Common stock, $.02 par value; 30,000,000 shares authorized,
17,093,723 and 17,114,723 shares issued	341,882	342,302
Additional paid-in capital	9,324,134	9,321,703
Treasury stock, 21,000 common shares at September 30	-	(9,538)
Deficit	(6,766,600)	(6,673,261)
Accumulated other comprehensive gain (loss)	708	(525)
	2,900,124	2,980,681

	$3,081,137	$3,140,716

See notes to interim consolidated financial statements.
______________

(a) Derived from the audited financial statements as of September 30, 2009.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2009	2008

Revenues:
Interest and fees	$14,178	$46,303
Other investment income	157	1,173
	14,335	47,476
Expenses:
Research and development	4,358	9,515
Collection, general and administrative	103,316	159,222
	107,674	168,737

Loss before noncontrolling interest	(93,339)	(121,261)
Noncontrolling interest in losses of affiliated variable interest entity	-	30,000
Net loss	$(93,339)	$(91,261)

Loss per share (basic)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	17,093,723	17,118,506

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY

For the Three Months Ended December 31, 2009 and 2008
	Comprehensive	Common Stock		Additional	Treasury		Accumulated Other Comprehensive
	Income (Loss)	Shares Issued	Dollars	Paid-In Capital	Shares (at cost)	Deficit	Income (Loss)	Total

Balances, October 1, 2009		17,114,723	$342,302	$9,321,703	$(9,538)	$(6,673,261)	$(525)	$2,980,681

Contributed services		-	-	6,000	-	-	-	6,000

Retirement of 21,000 common
shares for treasury		(21,000)	(420)	(9,118)	9,538	-	-	-

Stock-based compensation		-	-	5,549	-	-	-	5,549

Comprehensive loss:
Net loss	$(93,339)	-	-	-	-	(93,339)	-	(93,339)
Unrealized gain on marketable
securities	1,233	-	-	-	-	-	1,233	1,233
Total comprehensive loss for the period	$(92,106)

Balances, December 31, 2009		17,093,723	$341,882	$9,324,134	$-	$(6,766,600)	$708	$2,900,124

Balances, October 1, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709

Contributed services		-	-	6,000	-	-	-	6,000

Purchase and retirement of 22,000 common shares for treasury		(22,000)	(440)	(9,460)	-	-	-	(9,900)

Purchase of 10,000 common shares for treasury		-	-	-	(4,544)	-	-	(4,544)

Stock-based compensation		-	-	3,595	-	-	-	3,595

Comprehensive loss:
Net income	$(91,261)	-	-	-	-	(91,261)	-	(91,261)
Unrealized loss on marketable securities	(5,972)	-	-	-	-	-	(5,972)	(5,972)
Total comprehensive loss for the period	$(97,233)

Balances, December 31, 2008		17,114,723	$342,302	$9,287,881	$(9,538)	$(6,551,407)	$(11,611)	$3,057,627

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2009	2008
Operating activities
Net loss	$(93,339)	$(91,261)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	1,229	13,119
Amortization of loan fees and unearned income	(12,585)	(2,000)
Noncontrolling interest in losses of affiliated variable interest entity	-	(30,000)
Amortization of deferred rent and facility exit liability	(10,099)	(5,349)
Contributed services	6,000	6,000
Stock-based compensation	5,549	3,595
Loan recoveries	(7,089)	-
Increase in interest receivable	-	(4,786)
Decrease in prepaid expenses	6,875	6,670
Increase in accounts payable and accruals	29,484	16,768
Net cash used in operating activities	(73,975)	(87,244)

Investing activities
Sale of marketable securities	-	75,000
Collections on direct financing lease	12,000	-
Real estate foreclosure costs	(26,786)	-
Collections from borrowers	-	105,000
Net cash (used in) provided by investing activities	(14,786)	180,000

Financing activities
Investment by noncontrolling interest in affiliated variable interest entity	-	121,613
Purchase of treasury shares	-	(9,494)
Net cash provided by financing activities	-	112,119

Net increase (decrease) in cash and equivalents	(88,761)	204,875

Cash and equivalents, beginning of period	115,746	256,171

Cash and equivalents, end of period	$26,985	$461,046

Supplemental cash flow information
Cash paid during the period for interest	$7	$-
Non-cash financing and investing activities:
Real estate acquired through foreclosure	$2,245,000	$-
Treasury stock purchased with payable obligaton	$-	$4,950
Treasury stock retired	$9,538	$-

See notes to interim consolidated financial statements.

1. Nature of Operations and Basis of Presentation
These unaudited interim consolidated financial statements include the accounts of ASI Technology Corporation (“ASI”) and its two wholly-owned subsidiaries (collectively, the Company), which are ASI Capital Corporation (“ASI Capital”), primarily a specialty “high risk” finance company and ASI Land Holdings, Inc. (“ASI Land”) an investment holding company. The consolidated financial statements include the accounts of the subsidiaries, after elimination of intercompany transactions and balances. As substantially all of the Company’s assets are finance or investment related, the accompanying consolidated balance sheet is presented on an unclassified basis as is customary in the finance industry.

The Company’s specialty financing activities have included commercial and venture capital loans and a direct financing lease. The Company’s limited other activity has been focused on plasma technology for sterilization and decontamination.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2009, and its results of operations and cash flows for all periods presented. Management evaluated subsequent events in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10 through the date of issuance of these interim consolidated financial statements, February 12, 2010.

The Company’s interim consolidated financial statements have been prepared on the basis that it will be able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the Company has incurred losses in each of the last two years primarily as a result of note losses and has limited funds and liquidity with which to operate. While management has reduced some operating costs due to reduced specialty finance activity, its operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered or other assets or in the form of debt or equity financings. There can be no assurance that any additional funds will be available. Although normal asset impairment adjustments have been made as required by generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, from which the balance sheet data as of that date was derived. Certain minor reclassifications to previously reported amounts have been made for consistency with the current period presentation.

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Outstanding stock options were excluded from the diluted computation, as their effect would be anti-dilutive. At December 31, 2009 and 2008, a total of 375,000 and 335,000, respectively, of potentially dilutive securities consisting of stock options were excluded from any computation of dilution for each period then ended as they were antidilutive.

3. Real Estate Owned
During the quarter ended December 31, 2009 the Company's net amount of impaired notes receivable of $2,211,125, consisting of three notes from one developer, were exchanged for three real estate properties through deeds in lieu of foreclosure. The Company paid $26,786 of foreclosure costs and recorded a recovery gain of $7,089 upon the exchange that is included in collection, general and administrative expenses.

The three properties were recorded at management’s estimated fair value at the time of foreclosure based on Level 3 inputs based, in part, on an independent appraisal and are currently being held for investment.

3. Real Estate Owned (Continued)

Real estate owned at December 31, 2009 consists of the following properties:

Description	Value

2.07 net acres of undeveloped residential land in North Las Vegas, NV	$515,000

2.14 net acres of undeveloped commercial land in Las Vegas, NV	920,000

2.16 net acres of undeveloped residential land in North Las Vegas, NV	810,000

$2,245,000

The Company’s policy is to capitalize costs relating to improvements of properties, subject to periodic impairment considerations. Holding costs are charged to expense as incurred. Properties are evaluated for impairment at each reporting date.

4. Finance Lease Receivable
The Company’s direct financing lease receivable had the following balances at December 31, 2009:

Minimum lease payments receivable	$708,000
Unearned finance income	(341,063)
Direct finance lease receivable	$366,937

5. Stock-Based Compensation
The Company has one stock plan, the 2000 Equity Incentive Plan, as amended (the “Plan”) and is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants.

The following table summarizes stock option activity:

	Three Months Ended
	December 31, 2009
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (2)	Weighted-Average Life (Years)
Outstanding beginning of period	415,000	$0.41
Granted	-	-
Exercised	-	-
Cancelled	(40,000)	0.375
Outstanding end of period (1)	375,000	0.38	$-	2.6
Options exercisable at end of period	300,000	0.41	$-	2.2

(1)	Options outstanding are exercisable at prices ranging from $0.25 to $0.45 and expire over the period from 2010 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2009 of $0.18.

5. Stock-Based Compensation (continued)
The Company’s employee stock options have various restrictions that reduce option value, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. No options were granted or exercised during the periods ended December 31, 2009 or 2008. At December 31, 2009, total estimated compensation cost of options granted but not yet vested was $9,718 and is expected to be recognized over the weighted average period of  1.0 years. Subsequent to December 31, 2009 the Company granted options on 220,000 shares of common stock at an exercise price of $0.20 per share vesting at grant and exercisable for five years subject to continued service.

6. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease intended for use in real estate lending activities that is vacant and was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. The Company is seeking to sublease the 3,750 feet of improved office space. The landlord granted a 50% rent concession for the six months ending December 2009 and, although the Company is negotiating further concessions there can be no assurance of future concessions or that management’s attempts to sublet the space will be successful during any portion of the remaining term of the lease.

The following table summarizes facility exit liability activity for the three months ended December 31, 2009:

Accrual balance at September 30, 2009	$156,862
Accretion expense	2,545
Cash paid, net	(12,644)
Accrual balance at December 31, 2009	$146,763

All facility exit costs and related accretion expense are included in collection, general and administrative expenses in the accompanying statement of operations.

The Company is committed to aggregate minimum lease payments of $238,340 through the term of the lease ending March 2012, the present value of which is included in computing the facility exit liability.

7. Related Party Transactions
The Company pays a company owned by its President and Board Chairman monthly for office rent, bookkeeping and administrative services at the current rate of $1,250 per month. Such payments aggregated $3,500 and $3,000 for the three-month periods ended December 31, 2009 and 2008, respectively.

During the three-month periods ended December 31, 2009 and 2008, officers contributed services to the Company without compensation. The fair value of these services has been estimated at $6,000 for each period, expensed and treated as capital contributions.

One parcel of land with a value of $515,000 (see Note 3) is subject to a subordinate amount of up to $74,100 payable from sale proceeds in excess of the original loan amount of $760,000. The subordinate amount, without interest, is payable to Davric Corporation (“Davric”), controlled by the Company’s Chairman and President Jerry E. Polis, and resulted from subordinated cash advances made to the borrower in 2008 that were applied to interest payments to ASI Capital prior to loan default.

8. Income Taxes
The Company has estimated net operating and capital loss carryforwards available to reduce future tax income, if any, of approximately $3.0 million and $534,000, respectively, as of December 31, 2009, that expire between 2021, and 2026 and may be subject to limitations in some circumstances under the Internal Revenue Code in the event of a change in control of the Company.

A valuation allowance has been provided for the deferred tax assets arising primarily from net operating losses that management believes are not likely to be realized. Realization is dependent upon future earnings during the period loss carryforwards are expected to be available. Management believes it is not more likely than not that its net deferred tax assets will be realized due to recent losses. A valuation allowance is also maintained against a deferred tax asset related to capital loss carryforwards due to improbability of the occurrence of future capital gains necessary to realize the loss carryforward.

ASC Topic 740, Accounting for Income Taxes, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions and does not anticipate any adjustments over the next 12 months.

9. Fair Value Measurements
The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair values due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of December 31, 2009:
			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and equivalents:
Money market funds	$21,011	$21,011
Marketable securities	38,208	38,208

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are included in the table below:

			Significant
			Other	Significant
	Carrying	Quoted	Observaable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Real estate owned	$2,245,000			$2,245,000
Water rights	381,000			381,000

The Company measures the foregoing assets at estimated fair value on a nonrecurring basis from time to time in accordance with U.S. generally accepted accounting principles. Likewise the Company periodically evaluates the facts and assumptions used to determine the fair value of its facility exit liability.

10. Other Concentrations, Risks and Uncertainties
The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate values, sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and the Company's operations, investments and cash flows cannot be predicted at this time but may be substantial.

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

10. Other Concentrations, Risks and Uncertainties (continued)
In addition to or in connection with  the foregoing matters, the Company’s business strategy was significantly hampered in the last two fiscal years due to the number of impaired and non-performing loans resulting from the decline in collateral values. It reported a net loss of $93,339 for the three months ended December 31, 2009, compared to a net loss of $121,261 for the comparable three months of the year prior. The Company also incurred significant losses during the last two fiscal years and as a result it has limited funds and liquidity with which to operate. The Company has reduced its operating costs this fiscal year but its operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered or other assets or in the form of debt or equity financings. During the balance of fiscal 2010, the Company may elect to incur additional costs to develop its plasma or other technologies. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although normal asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

11. Segment Reporting
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
As of and for the three months ended December 31, 2009
Interest, fee and investment income	$14,335			$14,335
Research and development		$(4,358)		(4,358)
Collection, general and administrative	(49,382)		$(53,934)	(103,316)
Segment loss, pre tax	$(35,047)	$(4,358)	$(53,934)	$(93,339)
Assets	$3,081,137			$3,081,137

As of and for the three months ended December 31, 2008
Interest, fee and investment income	$47,476			$47,476
Research and development	-	$(9,515)		(9,515)
Collection, general and administrative	(86,638)		$(72,584)	(159,222)
Segment loss, pre tax	$(39,162)	$(9,515)	$(72,584)	$(121,261)
Assets	$3,255,522			$3,255,522

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a specialty finance company providing commercial and venture capital financing and holding investments in real estate assets. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income, capital appreciation and cash flow. Our specialty finance activities focused in prior years on making real estate, corporate and other loans and in 2009 we funded a direct financing equipment lease. During fiscal 2009 we made no new real estate loans and have no current plans to make additional real estate loans.

During the quarter ended December 31, 2009 our net amount of impaired notes receivable of $2,211,125, consisting of three notes from one developer, were exchanged for three real estate properties through deeds in lieu of foreclosure. These properties and water rights acquired in 2009 are currently held for investment with no immediate plans to sell, or develop, however we are evaluating various options with respect to these assets.

Overall Performance
Our business strategy was significantly hampered in the last two fiscal years due to the number of impaired and non-performing loans resulting from the decline in collateral values. We reported a net loss of $93,339 for the three months ended December 31, 2009, compared to a net loss of $121,261 for the comparable three months of the year prior. We also incurred significant losses during the last two fiscal years and as a result we have limited funds and liquidity with which to operate. We have reduced our operating costs this fiscal year but our operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered or other assets or in the form of debt or equity financings. There can be no assurance that any additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

During the balance of fiscal 2010, we may elect to incur additional costs to develop our plasma or other technologies. We may also seek or pursue other business opportunities.

Our financial statements require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of our investment assets however the current market environment is adversely affecting asset values.

Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a material impact on the carrying value of certain assets and liabilities, and a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. More information on our most critical accounting policies and estimates is described in our Annual Report on Form 10-K for the year ended September 30, 2009. The following is additional information on our critical accounting policies and estimates involving significant management valuation judgments affecting fiscal 2010 results.

Real estate owned – Real estate owned includes properties acquired through deed in lieu of foreclosure. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist management in estimating the fair value of these properties based on Level 3 inputs of ASC 820, Fair Value Measurements and Disclosure, we obtained an opinion of value from a licensed real estate appraiser. Subject to periodic impairment considerations, our policy is to capitalize costs relating to any improvements of properties. Holding costs are charged to expense as incurred.

Real estate owned will be classified as held for sale when management has determined that it has met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

Revenues. We recognized direct lease financing income of $14,178 for the three months ended December 31, 2009, compared to $46,303 of interest and fees on real estate notes for the same period of the prior year. The reduction in interest and fee income was the result of the reduced balance of the direct financing lease compared to interest paying notes in the prior year’s first quarter. At December 31, 2009 no real estate notes were outstanding and our only current source of interest and fee income is from our direct financing lease.

Expenses. Collection, general and administrative costs were $103,316 for the three months ended December 31, 2009 and was net of $8,645 of collection recoveries including $7,089 recognized upon the exchange of three impaired notes receivable for three real estate properties through deeds in lieu of foreclosure. This compared to the $159,222 for the same three months of fiscal 2009. Occupancy and leasehold amortization costs decreased by approximately $28,500 due to recording an exit liability and leasehold impairment charge of $238,791 in July 2009. Professional fees were $14,000 less in the most recent quarter compared to the prior year’s first quarter due to prior year costs associated with evaluating impaired notes. We reduced our staffing costs by approximately $30,000 per quarter effective January 1, 2010. Although we may incur some increased outside consultancy costs as a consequence, we expect collection, general and administrative costs for the balance of the current year to continue to be less than comparable periods for the prior year.

We continue to build and test plasma sterilizer and decontamination prototypes and expended $4,358 in research and development costs in the most recent quarter compared to $9,515 for the prior year’s first quarter. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Other. For the three months ended December 31, 2008 we recognized $30,000 as a minority interest in the loss of a variable interest entity (“VIE”) that reduced our consolidated net loss. The respective VIE was liquidated in September 2009 and accordingly there was no corresponding minority interest amount in the most recent period.

Liquidity and Capital Resources
A number of factors adversely affected our liquidity in fiscal 2009. The disruptions in the capital and credit markets and the resulting credit deterioration and resulting losses we experienced in our note portfolio, now limit our ability to finance future operations. Our investments in non-income producing assets including water rights and raw land increase the uncertainty regarding the timing and amount of future cash flows in fiscal 2010 and beyond.

The United States is experiencing a widespread recession accompanied by a decline in residential and other real estate values, sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the southern Nevada economy and our operations, investments and cash flows cannot be predicted at this time but may be substantial.

The real estate investment environment has been experiencing considerable strain from rising foreclosures, delinquencies and liquidity pressures. The current environment has adversely affected real estate values and the volume of real estate activities. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and associated commercial and other supporting parcels under development like those we currently hold as an investment. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes and need for related commercial properties. We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. We estimate that a holding period of up to 36 months is possible before our investment land may be liquidated on terms acceptable to us. However we may be required to liquidate such investments in advance and at less attractive terms in order to meet our capital needs or to take advantage of other opportunities.

At December 31, 2009, we had cash and equivalents of $26,985 compared to $115,746 at September 30, 2009. Net cash used by operating activities was $73,795 during the first three months of fiscal 2010, compared to $87,244 used by operating activities for the first three months of the prior year. The current period net cash used by operating activities resulted primarily from the net loss of $93,339 reduced by $12,778 of non-cash expenses and a $29,484 increase in accounts payable. While we expect our operating expenses to reduce for the balance of the year, we expect continued cash operating deficits.

For the three months ended December 31, 2009, we collected $13,593 from our investment in a direct financing lease and incurred $26,786 of costs related to foreclosed real estate. We had no financing activities for the most recent quarter.

Our principal source of liquidity at December 31, 2009, consisted of cash and equivalents of $26,985 and marketable securities of $38,208. We have no other unused sources of liquidity at this time other than our investments including our direct financing lease, real estate and water rights. There is no assurance these assets can be utilized as a near-term source of liquidity.

We have no debt other than trade payables and accruals. Our direct financing lease is expected to produce monthly receipts of approximately $6,000. Nonpayment of the direct financing lease would have an adverse impact on our operations and cash flow.

In their report dated December 22, 2009, on our financial statements as of and for the year ended September 30, 2009, our independent auditors’ expressed substantial doubt as to our ability to operate as a going concern.

Based on our current sources of liquidity and expectations of future operations and business conditions, we expect that we will require approximately $200,000 to meet our cash requirements for the next twelve months. Actual results could differ significantly from our plans. We may be able to further reduce our monthly operating costs and we may be able to obtain additional funds from our investment assets. However, to meet our working capital and cash outflow obligations, unless we obtain funds from our investment assets we believe we will require equity or debt financing in the next twelve months. Should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.

In the future, if our operations increase or we elect to expend additional resources on our plasma technology, we may require additional funds.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended December 31, 2009, that we believe are of potential significance to our financial statements.

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

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-K for the year ended September 30, 2009. There have been no material changes in the risk factors previously disclosed in such Form 10-K.

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

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2009.

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

ASI Technology Corporation

Date: February 12, 2010	By:	/s/ ERIC M. POLIS
Eric M. Polis
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)