Form 10-K/A
period 2008-09-30
ASI TECHNOLOGY CORP
filed 2010-02-18
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 15, 2008 there were 17,125,723 shares of ASI Technology Corporation Common Stock, par value $.02, outstanding.

TABLE OF CONTENTS

Page

PART IV
SIGNATURES	5

Exhibit Index

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2008 on December 17, 2008 (the “Original Filing”) and are filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2008, solely to replace Exhibits 31.1 and 31.2 for the year ended September 30, 2008.

Other than as noted above, no other changes have been made to the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings subsequent to the filing of the Original Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASI TECHNOLOGY CORPORATION

By: /s/ JERRY E. POLIS
Jerry E. Polis
President

Date: February 18, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JERRY E. POLIS	President	February 18, 2010
Jerry E. Polis	and Chairman
(principal executive officer)

/s/ ERIC M. POLIS	Secretary, Treasurer and Director	February 18, 2010
Eric M. Polis	(principal financial and accounting officer)

/s/ GERALD L. EHRENS	Director	February 18, 2010
Gerald L. Ehrens

/s/ RICHARD A. FAIT	Director	February 18, 2010
Richard A. Fait

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.