Form 10-K/A
period 2009-09-30
ASI TECHNOLOGY CORP
filed 2010-02-18
CIK 7951

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

As of December 15, 2009 there were 17,093,723 shares of ASI Technology Corporation Common Stock, par value $.02, outstanding.

TABLE OF CONTENTS

Page

PART II
ITEM 9A(T). Controls and Procedures	5

PART IV
SIGNATURES	6

Exhibit Index

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2009 on December 22, 2009 (the “Original Filing”) and are filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended September 30, 2009, solely to amend and replace Item 9A(T) Controls and Procedures and replace Exhibits 31.1 and 31.2 for the year ended September 30, 2009.

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

At the conclusion of the period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at September 30, 2009 at the reasonable assurance level.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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