Form 10-K/A
period 2009-09-30
ASI TECHNOLOGY CORP
filed 2010-03-15
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o(not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 15, 2009 there were 17,093,723 shares of ASI Technology Corporation Common Stock, par value $.02, outstanding.

TABLE OF CONTENTS

Page

PART II

ITEM 8. Financial Statements and Supplementary	5
ITEM 9A(T). Controls and Procedures	22

PART IV

SIGNATURES	23

Exhibit Index	24

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2009 on December 22, 2009 (the “Original Filing”) and Amendment No. 1 on February 18, 2010 and we are filing this Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended September 30, 2009, solely to include the previously filed financial statements (Item 8) in the same filing as the amended Item 9A(T) Controls and Procedures along with Exhibits 31.1 and 31.2 for the year ended September 30, 2009. There has been no change to the Item 8 financial statements included herein from those filed on December 22, 2009 and there has been no change to the Item 9A(T) information from that included in Amendment No. 1 filed on February 18, 2010.

In  connection  with the  filing  of this  Form  10-K/A  and  pursuant  to Rules 13a-14(a)  or  15d-14(a)  under  the  Securities  Exchange  Act of 1934,  we are including with this Form 10-K/A certain currently dated certifications.

Other than as noted above, no other changes have been made to the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Report, Amendment No. 1 and our other filings subsequent to the filing of the Original Report.

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

ASI TECHNOLOGY CORPORATION

Date: March 15, 2010	By:	/s/ JERRY E. POLIS
Jerry E. Polis
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JERRY E. POLIS	President and Chairman	March 15, 2010
Jerry E. Polis	(principal executive officer)

/s/ ERIC M. POLIS	Secretary, Treasurer and Director	March 15, 2010
Eric M. Polis	(principal financial and accounting officer)

/s/ GERALD L. EHRENS	Director	March 15, 2010
Gerald L. Ehrens

/s/ RICHARD A. FAIT	Director	March 15, 2010
Richard A. Fait

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.