Form 10-Q
period 2010-03-31
ASI TECHNOLOGY CORP
filed 2010-05-04
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

Commission File Number 0-6428

ASI Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

980 American Pacific Drive, Suite #111	89014
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.02 par value	17,093,723
(Class)	(Outstanding at May 3, 2010)

ASI Technology Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)	(a)
ASSETS
Cash and equivalents	$14,281	$115,746
Marketable securities	32,045	36,975
Notes receivable, net of allowance	-	2,211,125
Real estate owned	2,245,000	-
Finance lease receivables	339,165	364,759
Water rights	381,000	381,000
Property and equipment, net	7,627	10,084
Prepaid expenses	7,277	21,027

	$3,026,395	$3,140,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$40,280	$3,173
Unearned income	4,090	-
Facility exit liability	78,168	156,862
	122,538	160,035

Stockholders' equity
Preferred stock, 1,000,000 shares authorized,none issued or outstanding
Common stock, $.02 par value; 30,000,000 shares authorized,17,093,723 and 17,114,723 shares issued	341,882	342,302
Additional paid-in capital	9,356,074	9,321,703
Treasury stock, 21,000 common shares at September 30	-	(9,538)
Deficit	(6,788,644)	(6,673,261)
Accumulated other comprehensive loss	(5,455)	(525)
	2,903,857	2,980,681

	$3,026,395	$3,140,716

See notes to interim consolidated financial statements.

(a) Derived from the audited financial statements as of September 30, 2009.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Interest and fees	$13,626	$15,100	$27,804	$61,403
Other investment income	-	70	157	1,243
	13,626	15,170	27,961	62,646
Expenses:
Loan losses	-	20,150	-	20,150
Research and development	3,808	7,916	8,166	17,431
Collection, general and administrative	31,862	113,711	135,178	272,933
	35,670	141,777	143,344	310,514

Loss before noncontrolling interest	(22,044)	(126,607)	(115,383)	(247,868)
Noncontrolling interest in losses of affiliated variable interest entity	-	30,000	-	60,000
Net loss	$(22,044)	$(96,607)	$(115,383)	$(187,868)

Loss per share (basic)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	17,093,723	17,093,723	17,093,723	17,106,250

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY

For the Three Months Ended December 31, 2009 and 2008
							Accumulated
							Other
	Comprehensive			Additional	Treasury		Comprehensive
	Income	Common Stock		Paid-In	Shares		Income
	(Loss)	Shares	Dollars	Capital	(at cost)	Deficit	(Loss)	Total

Balances, October 1, 2009		17,114,723	$342,302	$9,321,703	$(9,538)	$(6,673,261)	$(525)	$2,980,681
Contributed services		-	-	12,000	-	-	-	12,000
Retirement of 21,000 common shares from treasury		(21,000)	(420)	(9,118)	9,538	-	-	-
Stock-based compensation		-	-	31,489	-	-	-	31,489

Comprehensive loss:
Net loss	$(115,383)	-	-	-	-	(115,383)	-	(115,383)
Unrealized loss on marketable securities	(4,930)	-	-	-	-	-	(4,930)	(4,930)
Total comprehensive loss for the period	$(120,313)

Balances, March 31, 2010		17,093,723	$341,882	$9,356,074	$-	$(6,788,644)	$(5,455)	$2,903,857

Balances, October 1, 2008		17,136,723	$342,742	$9,287,746	$(4,994)	$(6,460,146)	$(5,639)	$3,159,709
Contributed services		-	-	12,000	-	-	-	12,000
Purchase and retirement of 22,000 common shares for treasury		(22,000)	(440)	(9,460)	-	-	-	(9,900)
Purchase of 10,000 common shares for treasury		-	-	-	(4,544)	-	-	(4,544)
Stock-based compensation		-	-	8,319	-	-	-	8,319
Comprehensive loss:
Net loss	$(187,868)	-	-	-	-	(187,868)	-	(187,868)
Unrealized gain on marketable securities	8,072	-	-	-	-	-	8,072	8,072
Total comprehensive loss for the period	$(179,796)

Balances, March 31, 2009		17,114,723	$342,302	$9,298,605	$(9,538)	$(6,648,014)	$2,433	$2,985,788

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(115,383)	$(187,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,457	26,237
Amortization of loan fees and unearned income	(20,316)	(5,000)
Noncontrolling interest in losses of affiliated variable interest entity	-	(60,000)
Allowance for loan losses	-	20,150
Adjustment of accrued facility exit liability	(52,106)
Amortization of deferred rent and facility exit liability	(26,588)	(10,699)
Contributed services	12,000	12,000
Stock-based compensation	31,489	8,319
Loan recoveries	(33,875)	-
Increase in interest receivable	-	(3,386)
Decrease in prepaid expenses	13,750	22,994
Increase (decrease) in accounts payable and accruals	37,107	(7,409)
Net cash used in operating activities	(151,465)	(184,662)

Investing activities
Sale of marketable securities	-	75,000
Collections on direct financing lease	50,000	-
Collections from borrowers	-	405,000
Net cash provided by investing activities	50,000	480,000

Financing activities
Investment by noncontrolling interest in affiliated variable interest entity	-	121,613
Purchase of treasury shares	-	(14,444)
Net cash provided by financing activities	-	107,169

Net increase (decrease) in cash and equivalents	(101,465)	402,507

Cash and equivalents, beginning of period	115,746	256,171

Cash and equivalents, end of period	$14,281	$658,678

Supplemental cash flow information
Cash paid during the period for interest	$7	$-
Non-cash financing and investing activities:
Real estate acquired through foreclosure	$2,245,000	$-
Note origination fee received in investment securities	$-	$3,000
Treasury stock retired	$9,538	$-
Unrealized gain (loss) on marketable securties	$(4,930)	$8,072

See notes to interim consolidated financial statements.

ASI TECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (unaudited)

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) has been omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2010, and its results of operations and cash flows for all periods presented.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. At March 31, 2010 and 2009, a total of 595,000 and 415,000, respectively, of potentially dilutive securities consisting of stock options were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Real Estate Owned
During the quarter ended December 31, 2009, the Company's net amount of impaired notes receivable of $2,211,125, consisting of three notes from one developer, were exchanged for three real estate properties through deeds in lieu of foreclosure. The Company expensed $26,786 of foreclosure costs and recorded an immaterial recovery gain upon the exchange with both amounts included in collection, general and administrative expenses.

The three properties were recorded at management’s estimated fair value at the time of foreclosure as described in Note 7.

Real estate owned at March 31, 2010, consisted of the following properties:

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

4. Stock-Based Compensation
The Company’s 2000 Equity Incentive Plan, as amended (the “Plan”) is authorized to grant incentive and nonstatutory stock options to acquire up to 950,000 shares of the Company’s common stock to employees and consultants through the term of the plan on July 5, 2010. Any options previously granted are unaffected and extend to their respective termination date.

In February 2010, our Board of Directors adopted and our shareholders approved the ASI Technology Corporation Stock Incentive Plan of 2010 (the "2010 Incentive Plan") authorizing the grant of equity-based incentives to employees and consultants including stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards on the lesser of (a) on a cumulative basis 15% of the aggregate shares of the Company’s common stock issued and outstanding at any grant date (currently limited to 2,564,058 shares) or (b) 21 million shares. The Incentive Plan terminates in February 2020. No incentive awards have been granted pursuant to the 2010 Incentive Plan.

The following table summarizes stock option activity:

	Six Months Ended
	March 31, 2010
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (2)	Weighted-Average Life (Years)
Outstanding beginning of period	415,000	$0.41
Granted	220,000	0.20
Exercised	-	-
Cancelled	(40,000)	0.38
Outstanding end of period (1)	595,000	0.32	$-	3.2
Options exercisable at end of period	545,000	0.32	$-	3.2

(1)	Options outstanding are exercisable at prices ranging from $0.20 to $0.45 and expire over the period from 2010 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2010 of $0.18.

The Company’s employee stock options have various restrictions, including restrictions on transfer, among others, and may be exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares.

The weighted-average estimated fair value of the 220,000 options granted during the six months ended March 31, 2010 to employees and consultants was $0.10 per share, using the Black-Scholes option pricing model. The following weighted average assumptions (annualized percentages) were used for the respective periods:

	Six Months Ended March 31,
	2010	2009
Volatility	105.8%	135.1%
Risk-free interest rate	0.6%	1.5%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.5	3.6
Weighted-average fair value of options granted	$0.10	$0.16

At March 31, 2010, total estimated compensation cost of options granted but not yet vested was $6,686 and is expected to be recognized over the weighted average period of 0.9 years.

5. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities that is vacant. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. The Company entered into a sublease on the 3,750 feet of improved office space commencing in June 2010. The landlord granted a 50% rent concession for the six months ending December 2009 and a 25% concession for the six months ending June 2010.

The following table summarizes facility exit liability activity for the six months ended March 31, 2010:

Accrual balance at September 30, 2009	$156,862
Accrual reduction due to change in cash flow assumptions	(52,106)
Accretion expense	5,022
Payments	(31,610)
Accrual balance at March 31, 2010	$78,168

During the quarter ended March 31, 2010, the Company changed its cash flow assumption based on the revised landlord concession and expected sublease payments resulting in a reduction in the liability of $52,106. All facility exit costs and related accretion expense are included in collection, general and administrative expenses in the accompanying statement of operations.

6. Related Party Transactions
The Company pays a company owned by its President and Board Chairman monthly for office rent, bookkeeping and administrative services at the current rate of $1,250 per month. Such payments aggregated $7,250 and $6,000 for the six-month periods ended March 31, 2010 and 2009, respectively.

During the six-month periods ended March 31, 2010 and 2009, officers contributed services to the Company without compensation. The fair value of these services has been estimated based on level 2 inputs at $12,000 for each period, expensed and treated as capital contributions.

One parcel of land with a value of $515,000 (see Note 3) is subject to a subordinate amount of up to $74,100 payable from sale proceeds in excess of the related original loan amount of $760,000. The subordinate amount, without interest, is payable to Davric Corporation (“Davric”), controlled by the Company’s Chairman and President, Jerry E. Polis, and resulted from subordinated cash advances made to the borrower in 2008 that were applied to interest payments to ASI Capital prior to loan default.

7. Fair Value Measurements
The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair values due to the short-term maturities of these instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at estimated fair values on a recurring basis as of March 31, 2010:

Significant
			Other	Significant
	Carrying	Quoted	Observable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$32,045	$32,045	-	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of March 31, 2010 are included in the table below:

			Significant
			Other	Significant
	Carrying	Quoted	Observable	Unobservable
	Value	Prices	Inputs	Inputs
	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Real estate owned	$2,245,000	-	-	$2,245,000
Water rights	381,000	-	-	381,000

The Company measures the foregoing assets at estimated fair value on a nonrecurring basis from time to time only when deemed to be impaired in accordance with U.S. generally accepted accounting principles. Likewise the Company periodically evaluates the facts and assumptions used to estimate the fair value of its facility exit liability (Note 5).

Real estate owned consists of three parcels of undeveloped land (Note 3) obtained through deeds in lieu of foreclosure in December 2009. Each parcel was recorded at management’s estimated fair value based on Level 3 unobservable inputs including current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Highest and best use adjustments reflect zoning changes or parcel subdivisions that are possible and probable, legally permissible and financially feasible at the measurement date computed using comparable sales data and consultation with appraisal and development professionals.

Water rights consist of rights to 127 acre-feet of water in Nye County, Nevada, obtained in April 2009 from the exchange of impaired notes. Management estimated fair value based on Level 3 unobservable inputs including comparable historical sales transactions, extrapolations of water right values from property transactions and other published and unpublished data regarding water right values. Management concluded that the market for water rights in Nye County was no longer active and that there had been a significant decrease in the volume and level of activity. Under the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, management determined that significant adjustment to historical transactions and quoted prices was necessary to estimate fair value of the water rights. Management adjusted more recent historical transactions by approximately 50% to reflect staleness of comparable sales and as an adjustment for illiquidity.

Indefinite-lived water rights are not amortized but both water rights and real estate owned are evaluated for impairment at each reporting date based on a review of such aforementioned inputs.

8. Other Concentrations, Risks and Uncertainties
The United States is experiencing a severe and widespread recession accompanied by a decline in residential and other real estate values, sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact and duration of these factors on the southern Nevada economy and the Company's operations, investments and cash flows cannot be predicted at this time but may be substantial.

The Company’s business strategy was significantly hampered during the last two fiscal years due to the number of impaired and non-performing loans resulting from the decline in collateral values. It reported a net loss of $115,383 for the six months ended March 31, 2010, compared to a net loss of $187,868 for the comparable six months of the year prior. The Company also incurred significant losses during the last two fiscal years and as a result it has limited funds and liquidity with which to operate. The Company has reduced its operating costs this fiscal year but its operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered or other assets or in the form of debt or equity financings. During the balance of fiscal 2010, the Company may elect to incur additional costs to develop its plasma technology. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although normal asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

9. Segment Reporting
The Company has two reportable segments, specialty finance and technology development. The Company does not allocate certain general and administrative costs between segments.

	Specialty	Technology
	Finance	Development	Unallocated	Total
As of and for the three months ended March 31, 2010
Interest, fee and investment income	$13,626			$13,626
Research and development		$(3,808)		(3,808)
Collection, general and administrative	27,909		$(59,771)	(31,862)
Segment loss, pre tax	$41,535	$(3,808)	$(59,771)	$(22,044)

As of and for the six months ended March 31, 2010
Interest, fee and investment income	$27,961			$27,961
Research and development		$(8,166)		(8,166)
Collection, general and administrative	(21,473)		$(113,705)	(135,178)
Segment loss, pre tax	$6,488	$(8,166)	$(113,705)	$(115,383)
Assets	$3,026,395			$3,026,395

As of and for the three months ended March 31, 2009
Interest, fee and investment income	$15,170			$15,170
Loan losses	(20,150)			(20,150)
Research and development	-	$(7,916)		(7,916)
Collection, general and administrative	(89,534)		$(24,177)	(113,711)
Segment loss, pre tax	$(94,514)	$(7,916)	$(24,177)	$(126,607)

As of and for the six months ended March 31, 2009
Interest, fee and investment income	$62,646			$62,646
Interest expense	-			-
Loan losses	(20,150)			(20,150)
Research and development	-	$(17,431)		(17,431)
Collection, general and administrative	(176,172)		$(96,761)	(272,933)
Segment loss, pre tax	$(133,676)	$(17,431)	$(96,761)	$(247,868)
Assets	$3,119,206			$3,119,206

10. Subsequent Event
On February 16, 2010, the Board of Directors approved, and on February 22, 2010, a majority of shareholders consented, to an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 301,000,000 shares, par value $0.001 per share, divided into 300,000,000 shares of common stock and 1,000,000 shares of preferred stock. The amendment will be effective upon filing with the Nevada Secretary of State.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a specialty finance company holding investments in real estate and equipment lease financing assets. Our limited other activity has been focused on the development of plasma technology for sterilization and decontamination.

The objective of our specialty finance activities is to generate current income, capital appreciation and cash flow. Our specialty finance activities focused in prior years on making real estate, corporate and other loans, and in 2009, we funded a direct financing equipment lease. During fiscal 2009 and fiscal 2010 to date, we made no new real estate loans and have no plans to make additional real estate loans.

During the quarter ended December 31, 2009, our net amount of impaired notes receivable of $2,211,125, consisting of three notes from one developer, were exchanged for three real estate properties through deeds in lieu of foreclosure. These properties and water rights acquired in 2009 are currently held for investment and future sale with no plans to develop; however, we are evaluating various options with respect to these assets.

Overall Performance
Our business strategy was significantly hampered in the last two fiscal years due to the number of impaired and non-performing loans resulting from the decline in collateral values. We reported a net loss of $115,383 for the six months ended March 31, 2010, compared to a net loss of $187,868 for the comparable six months of the year prior. We also incurred significant losses during the last two fiscal years and as a result we have limited funds and liquidity with which to operate. We have reduced our operating costs this fiscal year but our operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of recovered or other assets or in the form of debt or equity financings. There can be no assurance that any additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Real estate owned – Real estate owned includes properties acquired through deed in lieu of foreclosure. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist management in estimating the fair value of these properties based on Level 3 inputs of ASC 820, Fair Value Measurements and Disclosure using current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, our policy is to capitalize costs relating to any improvements of properties. Holding costs are charged to expense as incurred.

Real estate owned will be classified as held for sale when management has determined that it has met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Revenues. Our interest and fee income during the three months ended March 31, 2010, consisted of direct lease financing income. Interest and fee revenue in the prior year second quarter reflected interest income on real estate notes. The reduction in interest and fee income was the result of the reduced balance of the direct financing leases compared to interest paying notes in the prior year. At March 31, 2010 no real estate notes were outstanding and our only current source of interest and fee income is from our direct financing leases.

Expenses. Collection, general and administrative costs of $31,862 for the three months ended March 31, 2010 was net of $52,106 recognized as a reduction in the facility exit liability due to changed cash flow assumptions and net of $5,696 from recoveries on loans previously written off. This compared to the $113,711 for the same three months of fiscal 2009. In addition to the effect of the facility exit liability reduction and recoveries, personnel costs were reduced by $31,000 due to reduced staffing, occupancy costs were reduced by $27,000 due to reduced rent and leasehold costs resulting from the prior year recording of the facility exit expense, and we incurred increased professional fees of $15,000 and increased stock compensation expense of $21,000 related to accelerated vesting of new option grants. We have no full-time personnel and rely on management and consultants for operations. Although we may incur some increased outside consultancy costs as a consequence, we expect collection, general and administrative costs for the balance of the current year to continue to be less than comparable periods for the prior year.

In the prior year’s second quarter, we recognized a loan loss provision of $20,150 with no comparable amount in the most recent quarter.

We continue to build and test plasma sterilizer and decontamination prototypes and expended $3,808 in research and development costs for materials, travel and consultancy costs in the most recent quarter. This compares to $7,916 of outside consultancy and contract costs for the prior year’s first quarter. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Other. For the three months ended March 31, 2009, we recognized $30,000 as a minority interest in the loss of a variable interest entity (“VIE”) that reduced our consolidated net loss. The respective VIE was liquidated in September 2009, and accordingly, there was no corresponding minority interest amount in the most recent period.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

Revenues. Our interest and fee income during the six months ended March 31, 2010 consisted of direct lease financing income. Interest and fee revenue in the prior year reflected interest income on real estate notes. The reduction in interest and fee income was the result of the reduced balance of the direct financing leases compared to interest paying notes in the prior year’s first six months. At March 31, 2010 no real estate notes were outstanding and our only current source of interest and fee income is from our direct financing leases.

Expenses. Collection, general and administrative costs were $135,178 for the six months ended March 31, 2010 and was net of $52,106 recognized as a reduction in the facility exit liability due to changed cash flow assumptions and net of $5,696 from recoveries on loans previously written off. This compared to the $272,933 for the same six months of fiscal 2009. In addition to the effect of the facility exit liability reduction and recoveries, staffing costs were reduced by $36,000 and occupancy costs reduced by $56,000 due to the effect of recognizing the facility exit liability expense in July 2009. Non-cash stock compensation expense increased $21,000 in the current period due to option grants that vested at grant.

In the prior year’s first six months, we recognized a loan loss provision of $20,150 with no comparable amount in the most recent six-month period.

We continue to build and test plasma sterilizer and decontamination prototypes and expended $8,166 in research and development costs for testing prototypes in the most recent six months compared to $17,431 for the prior year’s first six months which included outside contract costs. Research and development costs vary depending on timing of elective development efforts and availability of funds.

Other. For the six months ended March 31, 2009, we recognized $60,000 as a minority interest in the loss of a variable interest entity (“VIE”) that reduced our consolidated net loss. The respective VIE was liquidated in September 2009, and accordingly, there was no corresponding minority interest amount in the most recent six-month period.

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

The United States is experiencing a severe and widespread recession accompanied by a decline in residential and other real estate values, sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact and duration of these factors on the southern Nevada economy and our operations, investments and cash flows cannot be predicted at this time but may be substantial.

The real estate investment environment has been experiencing considerable strain from rising foreclosures, delinquencies and liquidity pressures. The current environment has adversely affected real estate values and the volume of real estate activities. Merchant builders are the typical purchasers of raw land zoned and likely intended for residential development near existing infrastructure and associated commercial and other supporting parcels under development like those we currently hold as an investment. Many merchant builders are not currently in the market for such land parcels or are willing to pay only prices significantly reduced from prior years.  Sellers have not been willing to accept significantly reduced prices, and management expects this trend to continue until there is a balance in the supply and demand for single-family new and resale homes and need for related commercial properties. We believe this imbalance to be a temporary condition that will continue for approximately another 12 to 18 months. We estimate that a holding period of up to 36 months is possible before our investment land may be liquidated on terms acceptable to us. However, we may be required to liquidate such investments in advance and at less attractive terms in order to meet our capital needs or to take advantage of other opportunities.

At March 31, 2010, we had cash and equivalents of $14,281 compared to $115,746 at September 30, 2009. Net cash used by operating activities was $151,465 during the first six months of fiscal 2010, compared to $184,662 used by operating activities for the first six months of the prior year. The current period net cash used by operating activities resulted primarily from the net loss of $115,383 increased by $78,694 of non-cash adjustments to our facility exit liability and a $37,107 increase in accounts payable. While we expect our operating expenses to reduce for the balance of the year, we expect continued cash operating deficits.

For the six months ended March 31, 2010, we collected $50,000 from our investment in a direct financing lease including $20,000 from discounting a portion of the receivable amount to generate additional cash. We had no financing activities for the most recent quarter.

Our principal source of liquidity at March 31, 2010, consisted of cash and equivalents of $14,281 and marketable securities of $32,045. We have no other unused sources of liquidity at this time other than our investments including our direct financing leases, real estate and water rights. We expect we may be required to discount additional direct financing lease receivable amounts or sell other assets to generate funds during the balance of fiscal 2010. There is no assurance these assets can be utilized as a near-term source of liquidity.

We have no debt other than trade payables and accruals. Our direct financing leases are expected to produce monthly receipts of approximately $5,600. Nonpayment of direct financing leases would have an adverse impact on our operations and cash flow. And early discounting sales reduce future monthly receipts.

In their report dated December 22, 2009, on our financial statements as of and for the year ended September 30, 2009, our independent auditors’ expressed substantial doubt as to our ability to continue to operate as a going concern.

Based on our current sources of liquidity and expectations of future operations and business conditions, we expect that we will require approximately $60,000 to meet our cash requirements for the next twelve months. Actual results could differ significantly from our plans. We may be able to obtain additional funds from our investment assets. However, to meet our working capital and cash outflow obligations, unless we obtain funds from our investment assets we believe we will require equity or debt financing in the next twelve months. Should additional funds not be available, we may be required to curtail or scale back operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.

In the future, if our operations increase or we elect to expend additional resources on our plasma technology, we may require additional funds.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

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
We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

(b) Changes in internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

ASI Technology Corporation

Date: May 4, 2010	By:	/s/ ERIC M. POLIS
Eric M. Polis
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)