Form 10-Q
period 2010-06-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2010-08-16
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2010
Commission File Number 0-6428
Robertson Global Health Solutions Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan	48603

(Address of principal executive offices)	(Zip Code)
(989) 799-8720
(Issuer’s telephone number)
ASI Technology Corporation, 980 American Pacific Drive, #111, Henderson, NV 89014, current fiscal year of registrant is December 31 but registrant has announced intention to adopt the September 30 year end of predecessor
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,543,369

(Class)	(Outstanding at August 13, 2010)

Robertson Global Health Solutions Corporation
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and date of inception to June 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Deficit from inception (April 11, 2005) to June 30, 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and date of inception to June 30, 2010 (unaudited)	6

Notes to Interim Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults upon Senior Securities	29

Item 4. (Removed and Reserved)	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	31

Exhibit 3.1
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited):
ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(a)
ASSETS
Current assets
Cash	$105,527	$35,333
Accounts receivables — related parties	5,000	88,000
Installment sale receivable	200,000	—
Prepaid and other	35,393	—

Total current assets	345,920	123,333

Property and equipment, net	944	3,380
Real estate held for sale, net	850,000	—

Total assets	$1,196,864	$126,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable — related parties	$610,820	$1,261,497
Accrued liabilities	209,805	326,711
Deposits	7,494	—
Related party deferred revenue	207,416	207,416
Notes payable directors and stockholders — net	786,392	492,748
Notes payable other — net	332,985	231,983
Convertible notes payable — net	—	265,792
Warrant liability	—	234,035
Current portion of facility exit liability	32,533	—
Current portion bank financing	50,000	250,000

Total current liabilities	2,237,445	3,270,182

Long-term debt
Bank term note	195,833	—
Facility exit liability	26,777	—

Total long-term debt	222,610	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 20,000,000, 11,544,169 and 10,000,000 shares issued and outstanding, respectively	11,544	10,000
Paid in capital	11,618,447	7,178,844
Deficit accumulated during development stage	(12,893,182)	(10,332,313)

Total stockholders’ deficit	(1,263,191)	(3,143,469)

Total liabilities and stockholders’ deficit	$1,196,864	$126,713

(a)	Derived from the audited financial statements as of December 31, 2009.
See accompanying notes to unaudited interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					April 11, 2005
					(date of
	Three Months Ended		Six Months Ended		inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues
Contract fees	$—	$—	$—	$—	$133,000

Operating expenses
Cost of revenues	—	—	—	—	139,536
Product and content development	166,590	268,962	309,785	360,701	5,330,834
Selling, general and administrative	329,327	365,900	610,571	567,659	5,902,230
Impairment expense on real estate held for sale	1,395,000	—	1,395,000	—	1,395,000

Total operating expenses	1,890,917	634,862	2,315,356	928,360	12,767,600

Operating loss	(1,890,917)	(634,862)	(2,315,356)	(928,360)	(12,634,600)

Other income (expense)
Unrealized gain on derivative revaluation	5,702	161	12,658	161	17,279
Interest and other income	3,747	262,088	3,747	262,088	298,727
Other expenses	—	—	—	—	(63,319)
Interest expense	(127,847)	(22,814)	(261,918)	(42,623)	(511,269)

Total other income (expense)	(118,398)	239,435	(245,513)	219,626	(258,582)

Net loss	$(2,009,315)	$(395,427)	$(2,560,869)	$(708,734)	$(12,893,182)

Loss per share (basic)	$(0.19)	$(0.04)	$(0.25)	$(0.07)	$(1.29)

Weighted average number of common shares outstanding	10,479,780	10,000,000	10,241,215	10,000,000	9,998,069

See accompanying notes to unaudited interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Dollars	Capital	Deficit	(Deficit)

Balances, April 11, 2005 (date of inception)	—	$—	$—	$—	$—

Stock issued to founder for technology	9,600,000	9,600	(9,600)	—	—
Founder stock assigned to director	290,000	290	(290)	—	—
Sale of stock for cash at $2.50 to $3.25 per share	1,156,000	1,156	3,348,844	—	3,350,000
Forfeiture of founder stock — net	(1,046,000)	(1,046)	1,046	—	—
Net loss	—	—	—	(1,373,347)	(1,373,347)

Balances, December 31, 2005	10,000,000	$10,000	$3,340,000	$(1,373,347)	$1,976,653

Sale of stock at $2.50 to $4.00 per share	456,500	456	1,759,544	—	1,760,000
Repurchase of stock at $2.50 per share	(144,000)	(144)	(359,856)	—	(360,000)
Forfeiture of founder stock — net	(312,500)	(312)	312	—	—
Net loss	—	—	—	(3,488,381)	(3,488,381)

Balances, December 31, 2006	10,000,000	$10,000	$4,740,000	$(4,861,728)	$(111,728)

Sale of stock at $2.00 to $6.00 per share	414,038	414	1,089,586	—	1,090,000
Forfeiture of founder stock	(414,038)	(414)	414	—	—
Net loss	—	—	—	(2,451,762)	(2,451,762)

Balances, December 31, 2007	10,000,000	$10,000	$5,830,000	$(7,313,490)	$(1,473,490)

Sale of stock at $2.00 to $3.25 per share	658,154	658	1,158,342	—	1,159,000
Forfeiture of founder stock	(658,154)	(658)	658	—	—
Net loss	—	—	—	(1,443,771)	(1,443,771)

Balances, December 31, 2008	10,000,000	$10,000	$6,989,000	$(8,757,261)	$(1,758,261)

Sale of stock at $1.00 per share	428,500	428	428,072	—	428,500
Classification of 416,000 warrants as a liability	—	—	(238,656)	—	(238,656)
Forfeiture of founder stock	(428,500)	(428)	428	—	—
Net loss		—	—	(1,575,052)	(1,575,052)

Balances, December 31, 2009	10,000,000	$10,000	$7,178,844	$(10,332,313)	$(3,143,469)

Sale of stock at $1.00 per share	125,000	—	125,000	—	125,000
Classification of 125,000 warrants as a liability	—	—	(69,497)	—	(69,497)
Forfeiture of founder stock	(125,000)	—	—	—	—
Record beneficial conversion of $170,000 of convertible notes	—	—	89,048	—	89,048
Redemption of stock	(3,076)	(3)	(11,997)	—	(12,000)
Shares issued on conversion of convertible debt at $1.00 per share	3,076	3	3,073	—	3,076

Merger related equity transactions:
Historical ASI Technology shares	1,154,248	1,154	2,718,773	—	2,719,927
Shares issued on conversion of convertible debt at $1.00 per share	214,223	214	214,009	—	214,223
Reclassification of warrant liability to equity			379,922	—	379,922
Value of 100,000 warrants issued to founder related to debt extinguishment			250,000	—	250,000

Capital contribution from related party debt extinguishment			510,000	—	510,000
Value of 51,041 warrants issued to stockholders related to debt restructuring and guarantee			55,750	—	55,750

Shares issued on conversion of convertible debt at $1.00 per share	175,698	176	175,522	—	175,698
Net loss	—	—	—	(2,560,869)	(2,560,869)

Balances, June 30, 2010	11,544,169	$11,544	$11,618,447	$(12,893,182)	$(1,263,191)

See accompanying notes to unaudited interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			April 11, 2005
			(date of
	Six Months Ended		inception) to
	June 30,		June 30,
	2010	2009	2010
Operating activities
Net loss	$(2,560,869)	$(708,734)	$(12,893,182)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,760	4,205	41,426
Amortization of deferred rent and facility exit liability	(7,265)	—	(7,265)
Unrealized gain on derivative revaluation	(12,658)	(161)	(17,279)
Impairment expense	1,395,000	—	1,395,000
Gain on debt cancellation	—	(262,088)	(262,088)
Note discount accretion	92,311	—	92,311
Beneficial conversion of convertible debt	89,048	—	89,048
Value of warrants issued for note guarantee	16,384	—	16,384
Changes in:
Accounts receivable — related parties	88,600	—	600
Prepaid and other	(28,116)	—	(28,116)
Accounts payable and accrued expenses	389,378	675,629	2,787,240
Deferred revenue	—	—	207,416
Accrued interest	45,241	32,757	200,777

Net cash used by operating activities	(490,186)	(258,392)	(8,377,728)

Investing activities
Purchase of property and equipment	—	—	(42,047)
Proceeds from sale of assets	100,000	—	100,000
Cash received in merger transaction	243,296	—	243,296

Net cash received (used) in investing activities	343,296	—	301,249

Financing activities
Sale of common stock	125,000	110,000	7,912,500
Repurchase of common stock	(12,000)	—	(372,000)
Proceeds from issuance of debt	245,000	150,000	920,416
Repayment of debt	(140,916)	(2,403)	(278,910)

Net cash provided by financing activities	217,084	257,597	8,182,006

Net increase (decrease) in cash	70,194	(795)	105,527
Cash, beginning of period	35,333	883	—

Cash, end of period	$105,527	$88	$105,527

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$18,934	$6,861	$140,269
Transfers of liabilities from affiliate for costs incurred	$—	$—	$824,053
Derivative liability recorded for warrants	$(221,377)	$57,212	$17,279
Issuance of debt in redemption of accrued liabilities	$404,461	$—	$404,461
See accompanying notes to unaudited interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Interim Consolidated Financial Statements (unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations

On May 28, 2010, Robertson Global Health Solutions Corporation (“RGHS”) (Formerly ASI Technology Corporation (“ASI”)) completed the acquisition of NxOpinion, LLC and its subsidiary (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”) pursuant to the terms of an Agreement and Plan of Recapitalization dated May 28, 2010 (the “Recapitalization Agreement”). As a result of the Merger, the business of NxOpinion is now owned by Robertson Health Services, Inc. (“RHS”), a wholly-owned subsidiary of the Company. The post-merger company is referred to herein as the “Company”, “we”, “us” or “our”.
The Company experienced a change in control because NxOpinion security holders own approximately 90% of the outstanding common stock immediately after the Merger. Further, all members of the executive management of the combined company are from NxOpinion. Therefore, NxOpinion is deemed to be the acquiring company for accounting purposes. Based on the above and in accordance with accounting principles generally accepted in the United States, the Merger is considered to be a reverse acquisition and recapitalization. As a result, the cost of the Merger was measured at the fair value of net assets acquired and no goodwill was recognized.
Description of Business

The Company licenses RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic module, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform includes modules such as chronic disease management, treatment adherence, electronic health record, and diagnostics that mimic skilled clinical reasoning to determine the most possible and probable diagnosis. In addition, RHealth Advisor provides the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.
Development Stage Enterprise

The Company follows the presentation and disclosure requirements of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) ASC 915, Accounting and Reporting by Development Stage Enterprises. Although some principal operations of marketing and licensing software solutions commenced in 2009, the Company has not yet generated significant unrelated revenue and is still considered in the development stage.
Basis of Presentation

The financial statements have been prepared on the accrual basis, by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From its inception on April 11, 2005 (“Inception”) to June 30, 2010, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $12,893,182. The Company’s ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The interim consolidated financial statements have been prepared by management in accordance with GAAP for interim financial statements. Accordingly, certain information normally included in financial statements prepared in accordance with GAAP has been omitted. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, from which the balance sheet data as of that date was derived.
In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2010, and its results of operations and cash flows for all periods presented.
Principles of Consolidation
In the consolidated financial statements and the notes thereto, all references to historical information, balances and results of operations are related to NxOpinion (now RHS) and its subsidiary pursuant to reverse acquisition accounting rules. Under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect NxOpinion’s results as a development stage company from NxOpinion’s Inception on April 11, 2005. The Company’s operating results (post-Merger) include the operating results of NxOpinion and its subsidiary prior to the date of the Merger and the results of the combined entities following the closing of the Merger.
The consolidated financial statements include the accounts of RGHS (formerly ASI) and its wholly-owned subsidiaries. Subsidiaries of RGHS include Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (RTL, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (ASI Capital, a wholly-owned subsidiary that operates certain leased property) and ASI Land Corporation (ASI Land, a wholly-owned subsidiary holding certain real estate and water rights). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.
Adjustments to Historical Financial Statements
The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of Inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of June 30, 2010, and the accompanying consolidated statements of stockholders’ deficit for the period from April 11, 2005 (date of Inception) to June 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital (deficit) rather than stockholders’ equity (deficit).
Fiscal Period
Historically, RGHS had a fiscal year end of September 30. Under reverse acquisition rules, the combined organization may adopt NxOpinion’s fiscal year end (December 31) or continue the fiscal year of the predecessor (September 30). After the Merger, the Company’s Board of Directors approved a resolution to change the Company’s fiscal year end to September 30 and the Company intends to file a transition report on Form 10-KT for the period ending on September 30, 2010.
Recent Accounting Pronouncements
A number of new authoritative accounting standards have been issued during recent months that have been evaluated by the Company and determined not to have a material effect on the financial position and results of operations of the Company. Those recent accounting standards that could potentially have an impact if or when adopted are listed and discussed below:
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855). This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company adopted this update effective June 15, 2010 and it had no effect on our financial position.
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangement. This authoritative guidance revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This authoritative guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We do not expect the adoption to have a material impact on our financial results.
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.
In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this update had no effect on our financial position.
2. Merger and Recapitalization
On May 28, 2010, RGHS (formerly ASI) completed the acquisition of NxOpinion, previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan. As a result of the Merger, the business of NxOpinion is now owned by RHS, a wholly-owned subsidiary of the Company.
Each NxOpinion securityholder received, in exchange for each NxOpinion membership unit held or deemed to be held by such securityholder immediately before the closing of the Merger, a number of shares of Company common stock equal to fifteen shares prior to the reverse split. The Company completed on August 6, 2010 a 1 for 15 reverse split and, as a result, each NxOpinion unit holder effectively received post-split one share of the Company for each unit of NxOpinion and each legacy shareholder of RGHS prior to the Merger received one post-Merger share for each 15 shares owned prior to the Merger. All share numbers herein reflect the Merger and the reverse stock split.
The Company has 20,000,000 shares of common stock, par value $0.001 authorized and 1,000,000 shares of preferred stock, par value $0.001, authorized. No preferred shares are outstanding. Just prior to the Merger’s effective date, stockholders of ASI owned 1,154,248 shares of common stock. The former members of NxOpinion received 10,000,000 shares of the Company’s common stock in the Merger. The Company also issued at closing 214,223 shares at $1.00 per share to retire certain convertible note obligations of NxOpinion.
In connection with the Merger, the Company agreed to assume the debt and equity obligations of NxOpinion including convertible notes and warrants to purchase units of membership interest in NxOpinion that were converted into $170,000 of 11% convertible notes with principal and interest convertible at $1.00 per common share and warrants exercisable into 541,000 shares of the Company’s common stock at $1.00 per share and 170,000 shares at $2.50 per share.

Additional debt was restructured including:
•	At closing approximately $1.3 million was owed by NxOpinion to affiliated non-profit Robertson Research Institute (“RRI”), a Colorado nonprofit corporation, and a public charity as defined in section 501(c)(3) of the Internal Revenue Code. This amount was reduced by $900,000 at closing through debt forgiveness by RRI and treated as a capital contribution net of the value of warrants and a tax bonus (Note 6).
•	Secured notes outstanding with five parties with a principal balance of $357,500 (and accrued and unpaid interest of $149,192 at March 31, 2010), effectively demand notes, were exchanged for new unsecured notes at the same interest rates with a term of June 30, 2011 when all unpaid principal and interest shall be payable. The holders were issued warrants for shares of common stock of the Company on an aggregate basis for 21,450 common shares exercisable at $2.50 per share for three years as an inducement.
•	Past consulting fees owed to two management advisors for $243,175 were exchanged for notes with a 5% annual rate of interest and a term of June 30, 2011 when all unpaid principal and interest shall be payable. The holders were issued warrants on an aggregate of 14,591 common shares of RGHS stock exercisable at $2.50 per share for three years as an inducement.
•	An obligation related to a $250,000 bank line of credit was assumed by the Company with Dr. Robertson continuing to guarantee the note. Dr. Robertson was issued warrants on an aggregate of 15,000 common shares of Company stock exercisable at $2.50 per share for three years as consideration for his continuing guarantee. In June 2010 this bank line was converted into a five year term note (Note 8).
•	At closing the Company was obligated on an unsecured installment payment agreement to NxOpinion’s legal firm with regard to outstanding legal fees owed for services incurred through May 28, 2010, with a total outstanding balance of $331,547 at an interest rate of 5% per annum compounded monthly. The installment payment agreement requires the Company to make minimum monthly payments of principal and interest of $20,000 starting July 31, 2010, with certain additional amounts payable out of excess cash flows, if available. The entire outstanding balance is due and payable on December 28, 2010.
Subsequent to the Merger on June 3, 2010 the Company repaid $75,000 of 11% unsecured bridge notes.
Prior to, but in connection with, the Merger, ASI (now RGHS) disposed of the following assets and issued common stock on option exercises to pay closing and other operating costs and to provide working capital for the operations of the Company:
•	ASI sold its direct financing lease interests with a book value of approximately $330,800 for cash of $280,000. Three directors and/or officers of ASI, or entities controlled by them, purchased $150,000 of these interests on the same terms as could be negotiated at “arms’ length” with unaffiliated parties. These direct financing lease interests related to the financing and operation of 28 automated teller machines at various locations.
•	ASI sold its marketable securities consisting of 246,502 restricted shares of common stock of e.Digital Corporation for $20,000 to an unaffiliated buyer. These securities were valued each reporting period at market price. The market price for unrestricted shares at the date of sale was $24,650.
•	ASI assigned its exclusive license agreement with the inventor of U.S. Patent #6,232,723 related to certain sterilization and decontamination technology in exchange for $5,500 of debt reduction to an unaffiliated party.
•	Stock option holders exercised 14,667 “out-of-the-money” stock options at exercise prices ranging from $3.00 to $6.75 per share for cash of $29,000 and debt reduction of $23,500. Two directors and one officer of ASI exercised an aggregate of 8,000 of these options for proceeds of $25,000.
Additionally, with the prior agreement of NxOpinion and the Company, another company controlled by former director Jerry E. Polis agreed, following the closing of the Acquisition, to purchase for $300,000 on an installment basis certain intangible water rights held by the Company with a book value of $381,000.
The Company retained cash, after the asset sales described above, of approximately $250,000. RGHS also had certain liabilities, including an office facility exit liability of $74,068, at closing of the Merger. The Company retained certain assets owned prior to the Merger, including undeveloped real estate assets held for investment valued at approximately $2.2 million.
RGHS’s assets and liabilities as of May 28, 2010, the date of the Merger closing, have been incorporated into the Company’s balance sheet based on the fair values of the net assets acquired at that date, which equaled the consideration paid for the acquisition. Further, the Company’s operating results (post-Merger) include NxOpinion’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although NxOpinion (now RHS) was considered the acquiring entity for accounting purposes, the Merger was structured so that RHS became a wholly-owned subsidiary of RGHS (formerly ASI).

Subsequent to but related to the Merger, the Company entered into and became committed to a three-year employment agreement with Dr. Robertson who was appointed Chairman and CEO. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during a previous fiscal quarter. If the Company is profitable for the period from Closing to December 31, 2010 then Dr. Robertson will earn a bonus of $120,000. The Company may pay Dr. Robertson a separate bonus of up to $60,000 upon achievement of certain benchmarks. In addition, Dr. Robertson was granted 100,000 in immediately exercisable “penny” warrants with a nominal exercise price. The Company has agreed to pay Dr. Robertson a grossed-up tax bonus on or before April 15, 2011 sufficient to pay the resulting tax liability of the warrants (estimated at $140,000) and has agreed to grant him stock options under the 2010 Stock Plan on at least 100,000 shares of common stock.
3. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At June 30, 2010 and 2009, a total of 887,053 and 250,258, respectively, of potentially dilutive securities consisting of options (2010 only), warrants, and convertible debt (2009 only) were not used for any computation of dilution for each period then ended as they would have been antidilutive.
4. Real Estate and Installment Sale Receivable
Real Estate
At the time of the Merger, RGHS owned three real estate properties held for investment and valued at $2,245,000. The three properties were recorded at management’s estimated fair value as described in Note 12. The properties were held as an investment and the policy was to capitalize costs relating to improvements of properties, subject to periodic impairment considerations. Holding costs were charged to expense as incurred. The properties were evaluated for impairment at each reporting date.
In mid-June 2010, management determined and committed to a plan to sell the properties as soon as possible for cash to provide working capital for operations. Management believes its plan meets the requirements of ASC 360-10-45-9 to reclassify the real estate as held for sale and value the real estate on that basis. Although management believes it is probable the properties can be sold within one year, there is no assurance as to the timing or amount. Given the stagnant nature of the unimproved land market in the Las Vegas area and limited cash buyers, management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, was applicable and that a significant adjustment to historical transactions and appraised value on a held for investment basis was necessary to estimate the current fair value on a short-term cash sale basis. Management has determined that a sale at $900,000 or more would be acceptable and believes this would not be in excess of fair value and has initiated an active program to seek cash buyers on this basis. As a result management has recorded an impairment charge to reduce the carrying value of the real estate to $850,000 which also reflects an allowance of $50,000 for the costs to sell in accordance with reclassification to held for sale. See Note 12.
Installment Sale Receivable
As a result of the management and operational changes resulting from the Merger, NxOpinion management negotiated as a term of the Merger transaction that the water rights held by ASI Land be sold to Davric Corporation (a related party at the time of the Merger), or assignee for $300,000. The terms of the sale, as amended by letter agreement dated June 15, 2010, required the payment of $100,000 by June 15, $100,000 by July 15 and the final $100,000 by August 15, 2010 with title to the rights transferring upon completion of the final installment. The June and July payments were timely received by the Company.
The water rights were written down to the fair value of $300,000, representing the sale price, prior to the Merger. The Company recorded the transaction as a sale in accordance with ASC 360-20, Real Estate Sales effective June 15, 2010, and recorded no gain or loss on the sale. No interest was imputed on the deferred installments due to the short nature of the transaction.
5. Stock-Based Compensation
The Company’s 2000 Equity Incentive Plan, as amended (the “2000 Plan”) expired for new grants on July 5, 2010. At June 30, 2010 options on 25,012 held by ASI personnel were outstanding at exercise prices ranging from $3.00 to $6.75 per share from September 2010 to January 2015 and as a result of the Merger were deemed fully vested and exercisable to their term irrespective of employment status. No additional expense beyond that previously recognized was recognized due to no excess value resulting from such changes.
No options have been granted under the 2010 Incentive Plan. See Note 10.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	June 30,	December 31,
	2010	2009
Accounts payable
Payable to affiliate RRI for contract services (see Note 14)	$608,506	$1,258,691
Payable to related parties	2,314	2,806

Total accounts payable	$610,820	$1,261,497

Accrued liabilities
Accrued wages	$69,805	$—
Accrued bonus payable to CEO (see Note 2)	140,000	—
Accrued consulting fees payable to related party directors		237,175
Other accounts payable	—	89,536

Total accrued liabilities	$209,805	$326,711

The Company’s obligation to RRI was reduced by $900,000 on May 28, 2010 as a result of the Merger related to past compensation for Dr. Robertson. Dr. Robertson received nominal exercise price warrants on 100,000 shares valued at $2.50 per share and is owed a tax bonus estimated at $140,000. The net reduction of $510,000 has been recorded as a capital contribution.
7. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. The Company entered into a sublease on the 3,747 feet of improved office space commencing in June 2010. The landlord granted a 50% rent concession for the six months ending December 2009 and a 25% concession for the twelve months ending December 2010.
The following table summarizes facility exit liability activity for the period from the Merger (May 28, 2010) to June 30, 2010:

Accrual balance at May 28, 2010	$66,574
Accrual correction for cash flow assumptions	(941)
Accretion expense	220
Payments-net	(6,543)

Accrual balance at June 30, 2010	$59,310

All facility exit costs and related accretion expense are included in selling, general and administrative expenses in the accompanying statement of operations.

8. Notes Payable
Notes payable consist of the following:

		June 30,	December 31,
		2010	2009
Notes payable — directors and stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $142,407 and $118,976, respectively. Net of note discount of $17,580 and $-0-, respectively	(1)	$417,327	$411,476

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $20,884 and $16,272, respectively. Net of note discount of $3,906 and $-0- respectively	(2)	81,978	81,272

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on June 30, 2011. Includes accrued interest of $1,099. Net of note discount of $14,616	(3)	229,658	—

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $7,429. (see Note 9)		57,429	—

Total notes payable — directors and stockholders (current)		$786,392	$492,748

Notes payable — other
Bank note payable due in monthly installments of $413, including interest of 3.97% with a maturity of July 2010. Note was secured by vehicle		—	1,231

Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010 with the balance due December 31, 2010. Includes accrued interest of $1,438 and $4,496, respectively	(4)	332,985	230,752

Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167. Note is guaranteed by the Company’s CEO. Includes accrued interest of $-0- and $-0-, respectively	(5)	245,833	250,000

Total notes payable — other		578,818	481,983

Long-term portion of bank term debt		195,833	—

Notes payable — other (current portion)		$382,985	$481,983

(1)	Effective as of the Merger on May 28, 2010 new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 17,550 common shares at $2.50 per share until May 28, 2013 as an inducement for the note restructuring. The value of the warrants of $19,169 is a note discount being amortized over the term of the notes.

(2)	Effective as of the Merger on May 28, 2010 new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 3,900 common shares at $2.50 per share until May 28, 2013 as an inducement for the note restructuring. The value of the warrants of $4,260 is a note discount being amortized over the term of the notes.

(3)	The Company issued warrants exercisable for 14,591 common shares at $2.50 per share until May 28, 2013 as an inducement for converting consulting fees for unsecured notes. The value of the warrants of $15,937 is a note discount being amortized over the term of the notes.

(4)	New unsecured note issued at Merger effective May 28, 2010 to replace prior secured notes and payables related to legal fees.

(5)	The Company issued warrants exercisable for 15,000 common shares at $2.50 per share until May 28, 2013 as an inducement to Dr. Robertson for his continuing guarantee of a bank line of credit (due through affiliate RRI) that has been renegotiated as a term loan. The value of the warrants of $16,384 was a note discount expensed at issuance as the note was due immediately until subsequently renegotiated as a five year term note.
9. Convertible Notes Payable
During 2009 the Company issued $250,000 of notes payable to two members of the Company. The notes accrue interest at 11% per annum, were due in April 2010 and were convertible with accrued interest into shares at $1.00 per share. In April 2010 a total of $200,000 of the notes and interest were noticed for conversion and the balance of $50,000 and related interest was not noticed and is now considered a debt obligation, past due included in notes payable (see note 8). Prior to the Merger, 3,076 units became available for issuance and were issued in conversion of accrued interest of $3,076. In connection with the Merger the Company issued 214,223 shares of common stock for the conversion of the $200,000 convertible note and interest of $14,223.
During the quarter ended March 31, 2010 the Company issued $170,000 of 11% notes payable. The Company issued warrants exercisable on 170,000 shares exercisable at $2.50 per share until March 31, 2013. The fair value of the warrants of $89,048 was recorded as a liability due to insufficient member interest authorized and a beneficial conversion of $89,048 was recorded as a discount to the notes amortized as a non-cash expense over the term of the notes to June 30, 2010.
At June 30, 2010 the notes and accrued interest of $5,698 was converted at $1.00 per share into 175,698 shares of common stock.
10. Stockholders’ Deficit
On February 16, 2010, the Board of Directors approved, and on February 22, 2010, a majority of shareholders consented to, an amendment to the RGHS articles of incorporation to increase the authorized shares of common stock to 301,000,000 shares, par value $0.001 per share, comprised of 300,000,000 shares of common stock and 1,000,000 shares of preferred stock. The amendment was effective May 18, 2010.
On June 4, 2010 the Company filed a certificate of change with the State of Nevada to effectuate a reverse stock split such that each 15 shares of common stock outstanding prior to the Reverse Split will be converted into one share of common stock and all options, warrants, convertible notes and any other similar instruments convertible into shares of common stock will be proportionally adjusted. The reverse split was effective on August 6, 2010.
As a result of the above, the Company has 20,000,000 shares of common stock, par value $0.001 authorized and 1,000,000 shares of preferred stock, par value $0.001, authorized. No preferred shares are outstanding. All share and dollar amounts in this quarterly report have been adjusted to retroactively reflect the reverse split and the current share structure.
The historical consolidated financial statements also reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of Inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheets as of June 30, 2010, and the accompanying consolidated statements of stockholders’ deficit for the period from April 11, 2005 (date of Inception) to June 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital (deficit) rather than stockholders’ equity (deficit).

The Company recognized a capital contribution of $510,000 at May 28, 2010 in accordance with ASC 470-50-40-2 related to the cancellation of $900,000 of debt owed to an affiliated entity through common management offset by the value of warrants and a tax bonus granted in connection with such warrants all as more fully described in Note 6.
11. Stock Options and Stock Purchase Warrants
Stock Options
In February 2010, the Board and Stockholders of RGHS approved the Stock Incentive Plan of 2010 (the “2010 Incentive Plan”) authorizing the grant of equity-based incentives to employees and consultants including stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards on the lesser of (a) on a cumulative basis 15% of the aggregate shares of the Company’s common stock issued and outstanding at any grant date (currently limited to the maximum 1,400,000 shares) or (b) 1,400,000 shares. The Incentive Plan terminates in February 2020. No incentive awards have been granted pursuant to the 2010 Incentive Plan.
NxOpinion had no option plans prior to the Merger. The Company continued 25,012 options under ASI’s 2000 Plan (Note 5) at the Merger and may grant stock options and other awards under the 2010 Incentive Plan in the future.
The following table summarizes stock option activity:

	Six Months Ended
	June 30, 2010
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value	Average Life
	Shares	Exercise Price	(2)	(Years)
Outstanding beginning of period	—
Assumed May 28, 2010 from Merger	25,012	$5.41
Exercised	—
Cancelled	—

Outstanding end of period (1)	25,012	$5.41	$8,255	2.4

Options exercisable at end of period	25,012	$5.41	$8,255	2.4

(1)	Options outstanding are exercisable at prices ranging from $3.00 to $6.75 and expire over the period 2010 to 2015.

(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2010 of $6.00 (as adjusted for the reverse stock split).
Warrants
In connection with the sale of certain membership interests for cash at $1.00 per unit during 2009, the Company granted the investors the right to purchase an additional unit at $1.00 per unit through December 31, 2014. A total of 416,000 warrants were issued during the year and subsequently in January 2010 the Company granted an additional 125,000 warrants for a total of 541,000 warrants. Until the Merger, the Company did not have sufficient equity interests authorized for exercise of the warrants.
The Company determined in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity that insufficient member interests available for exercise of the warrants prevented the instruments from being indexed to the Company’s equity requiring liability treatment. The fair value of the warrants granted was determined using the Black-Scholes valuation model using the price of recent private sales of members’ equity, a calculated volatility rate of 65% based on the historical volatility of comparable companies from a representative industry peer group, risk free interest rates ranging from 1.99% to 2.73%, and a contractual life equal to the remaining term of the warrants expiring December 31, 2014. The same valuation methodology, adjusted for the term of the respective warrants, was used to value the warrants issued with convertible notes (Note 9) and warrants granted in connection with debt restructuring (Note 2).

The warrant fair value was adjusted each reporting period based on current assumptions, with the change in value recognized in earnings and reported as other income (expense). The warrant fair value of the 541,000 warrants and the 170,000 convertible note warrants (Note 9) at May 28, 2010 was $379,922 and was reclassified to equity at that date. The Company recorded a gain on revaluation of $14,693 during the six months ended June 30, 2010.
The following table summarizes warrant activity for the six months ended June 30, 2010:

		Average
		Exercise
	Number	Price Per Share
Shares purchasable under outstanding warrants at January 1, 2010	416,000	$1.00

Stock purchase warrants granted with equity sales	125,000	$1.00
Stock purchase warrants granted with convertible notes	170,000	$2.50
Stock purchase warrants granted in connection with debt restructuring	51,041	$2.50
Stock purchase warrants granted for prior services	100,000	$0.01

Shares purchasable under outstanding warrants at June 30, 2010	862,041	$1.27

At June 30, 2010 the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants	51,041	$2.50	May 28, 2013
Warrants	100,000	$0.01	May 28, 2013

	862,041

12. Fair Value Measurements
The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair values due to the short-term maturities of these instruments.
ASC 820-10, Fair Value Measurements and Disclosures defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no assets or liabilities measured at fair value on a recurring basis at June 30, 2010.
As described in Note 11, the Company had warrants issued in 2009 and 2010 for which there were not sufficient equity interest available for exercise. In accordance with ASC 815-40 Derivatives and Hedging: Contracts in Entity’s Own Equity, the Company classified the fair value of each warrant at issuance as a liability. The Company used Level 3 inputs for its valuation methodology and the fair value was determined by using the Black-Scholes option pricing model based on various assumptions including significant unobservable inputs developed by management regarding peer company volatility and unit price.

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010.

Balance at December 31, 2009	$234,035
Issuance of new warrant derivatives from sale of member units	69,497
Issuance of new warrant derivatives in connection with convertible notes	89,048
Adjustment to fair value included in other income	(12,658)
Reclassification of warrant liability to equity	(379,922)

Balance at June 30, 2010	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of June 30, 2010 are included in the table below:

Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Real estate held for sale	$850,000	$—	$—	$850,000
Liabilities:
None	$—	$—	$—	$—
The Company measures the foregoing assets at estimated fair value on a nonrecurring basis from time to time only when deemed to be impaired in accordance with U.S. generally accepted accounting principles. Likewise the Company periodically evaluates the facts and assumptions used to estimate the fair value of its facility exit liability (Note 7).
Real estate owned consists of three parcels of undeveloped land (Note 4) obtained through deeds in lieu of foreclosure by RGHS in December 2009. Each parcel was recorded at management’s estimated fair value based on Level 3 unobservable inputs including current and prior appraisals, comparable local sales data and, where applicable, adjustments to reflect the highest and best use of each parcel. Highest and best use adjustments reflect zoning changes or parcel subdivisions that are possible and probable, legally permissible and financially feasible at the measurement date computed using comparable sales data and consultation with appraisal and development professionals.
As described in Note 4, management has committed to a plan to dispose of the properties as soon as possible for cash. Given the stagnant nature of the unimproved land market in the Las Vegas area and limited cash buyers, management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, was applicable and that a significant adjustment to historical transactions and quoted prices was necessary to estimate fair value on a short-term cash sale basis. Management determined, after consulting a local appraisal firm, evaluating comparable recent cash sales and discussions with potential buyers, that a sale at $900,000 or more would be acceptable and initiated an active program to seek cash buyers at that price, which is not believed to be in excess of fair value. As a result management recorded an impairment charge of $1,395,000 to reduce the carrying value of the real estate now held for sale to $850,000.
Water rights previously considered by RGHS as an asset measured at fair value on a nonrecurring basis were sold in June 2010 in an installment transaction contemplated by the Merger, as further described in Note 4.
13. Income Taxes
Due to the Merger transaction, NxOpinion is now treated as a corporation for income tax purposes and will be taxed as such for the earnings during the period beginning May 29, 2010. NxOpinion as a development stage company has incurred losses for each of the periods since its Inception. Those losses have appropriately been recorded as a deferred tax asset since being taxable as a corporation with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration.
The provision for income taxes for the six months ended June 30, 2010 and 2009, respectively, has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

14. Related Party Transactions
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)3 of the Internal Revenue Code, for software and content development and substantially all corporate operational services including personnel, occupancy and other vendor costs. These services are billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the six months ended June 30, 2010 and 2009, substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger. Dr. Robertson is also a Trustee of RRI.
During the six months ended June 30, 2010 and 2009 the Company incurred costs billed by RRI totaling $502,394 and $628,438 detailed as follows:

	Six Months Ended
	June 30,
	2010	2009

Personnel and benefits	$275,495	$302,614
Professional fees	96,448	138,367
Occupancy	31,040	23,407
Travel and entertainment	22,175	13,048
Marketing	5,000	—
Insurance	50,389	6,565
Interest	4,388	4,974
Computer and software	3,493	127,857
Consulting and contract services	5,000	3,150
Other	8,966	8,456

	$502,394	$628,438

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at June 30, 2010 are listed in Note 6.

15. Commitments and Contingencies
The United States is experiencing a severe and widespread recession accompanied by a decline in residential and other real estate values, sales, construction, mortgage and other lending activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near-and long-term impact and duration of these factors on the Company’s operations, investments and cash flows cannot be predicted at this time but may be substantial.
The Company also incurred significant losses during the last two fiscal years and the last six months, and as a result it has limited funds and liquidity with which to operate. The Company’s operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of assets or in the form of debt or equity financings. During the balance of fiscal 2010, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.
In June 2010 the Company entered into a three-year employment agreement with Dr. Robertson to serve as President and Chief Executive Officer. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during the previous fiscal quarter. If the Company is profitable for the period from Merger closing to December 31, 2010, then Dr. Robertson will earn a bonus of $120,000. The Company may pay Dr. Robertson a separate bonus of up to $60,000 upon achievement of certain benchmarks. In addition, the Company is committed to issue Dr. Robertson options to acquire a minimum of 100,000 shares from the 2010 Stock Incentive Plan.
As a result of the Merger, the Company is committed pursuant to an operating lease on 3,747 square feet of office space in Las Vegas, Nevada providing for current monthly payments of $8,725 increasing to $9,030 in April 2011 through lease termination in March 2012. The Company has, in the past and may in the future, received certain monthly concessions from the landlord. Currently, the landlord has agreed to a 25% rent concession through December 2010. In June 2010 the Company sublet the space for twelve months with an option to continue for the term of the main lease at a rate of $3,747 per month. Assuming no future landlord concessions beyond December 2010 and the minimum sublease payments, the total future commitment pursuant to this lease is $132,575.
On July 1, 2010, the Company entered into a lease on 5,625 square feet of improved office space requiring monthly base rent payments of $5,562 through June 2012. In addition to the base rent payment, a monthly allocation for taxes, insurance, maintenance, utilities and services is payable to the lessor, currently $1,600 per month, for a total rent payment of $7,162.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW.
Cautionary Note on Forward Looking Statements

In addition to the other information in this report, the factors listed below should be considered in evaluating our business and prospects. This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.
Overview

Robertson Global Health Solutions Corporation (“RGHS”) licenses RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic module, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform includes modules such as chronic disease management, treatment adherence, electronic health record, and diagnostics that mimic skilled clinical reasoning to determine the most possible and probable diagnosis. In addition, RHealth Advisor provides the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. We believe RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.
Our strategy in developing and emerging countries, in conjunction with our strategic partners, is to work with governments, non-governmental organizations, and health industry leaders to provide a solution that will decrease costs, expand the reach of health professionals, and improve the efficiency and effectiveness of overburdened rural clinics and hospitals.
We are affiliated with Robertson Research Institute (RRI), an affiliated 501(c)3 public charity through common management and historical technology collaboration. This affiliation allows us to pursue a range of partnerships combining government, charity and for-profit entities in developing and emerging areas of the world, with some of our efforts being charitable.
In developing countries and in rural health, our solution has been utilized by Johnson & Johnson Company, Intel Corporation, Microsoft Corporation, NetHope, and CARE as part of the architecture intended to standardize a healthcare infrastructure for government, pharmaceutical companies, and humanitarian programs. In this arena we are also working with the Bill and Melinda Gates Foundation, the World Health Organization among others. These organizations have together and individually promoted rural health in developing countries. We are working in collaboration with these global organizations to develop a standard platform that would utilize RHealth Advisor as the medical knowledge solution for worldwide rural health.

Since our founding, we have been closely partnered with Microsoft Corporation, employing their technology and using contract services and contributed support to develop and improve our core technology. As a result, we have achieved platform independence, scalability and seamless interface with existing healthcare databases, Personal Health Record (PHR) systems, Health Information Systems (HIS) and other software. We are now collaborating with Microsoft Corporation and other major healthcare and technology leaders on strategic initiatives to pursue revenue opportunities worldwide. Our first contract with Microsoft Corporation involved porting RHealth Advisor to operate on their platform which is available on feature phones. We believe these relationships open up opportunities worldwide for delivering RHealth Advisor on mobile devices. Likewise a current project with Microsoft and associated telecoms and other providers, is being pursued and is intended to establish RHealth Advisor’s mobile solution as a standard consumer and clinical medical knowledge platform and diagnostic interface.
We are organized to generate revenue by licensing our software platform. License agreements have been signed with affiliated companies and collaboration partners. These agreements have not yet generated revenue for the Company, but have been issued in anticipation of RHealth Advisor’s pending commercialization. We expect license fees to be either (a) transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer or (b) result from advertising and sponsorships. Each implementation is expected to include a setup fee with respect to the applications and potential integration needs of customers. The setup fee will vary by application and market profile.
Recent Events
On May 28, 2010, Robertson Global Health Solutions Corporation (“RGHS”) (formerly ASI Technology Corporation (“ASI”) completed the acquisition of NxOpinion, LLC (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”) pursuant to the terms of an Agreement and Plan of Recapitalization dated May 28, 2010 (the “Recapitalization Agreement”). As a result of the Merger, the business of NxOpinion is now owned by Robertson Health Services, Inc. (“RHS”), a wholly-owned subsidiary of RGHS. RGHS, together with its wholly-owned subsidiaries, is referred to herein as the “Company”, “we”, “us” or “our”.
We experienced a change in control because NxOpinion securityholders own approximately 90% of the outstanding common stock immediately after the Merger. Further, all members of the executive management of the combined company are from NxOpinion. Therefore, NxOpinion is deemed to be the acquiring company for accounting purposes. Based on the above and in accordance with accounting principles generally accepted in the United States, the Merger is considered to be a reverse acquisition and recapitalization. As a result, the cost of the Merger was measured at the fair value of net assets acquired and no goodwill was recognized.
Each NxOpinion securityholder received, in exchange for each share of NxOpinion membership unit held or deemed to be held by such securityholder immediately before the closing of the Merger, a number of shares of Company common stock equal to fifteen shares prior to the reverse split. The Company completed on August 6, 2010 a 1 for 15 reverse split and, as a result, each NxOpinion unit holder effectively received post-split one share of the Company for each unit of NxOpinion and each legacy shareholder of RGHS prior to the Merger received one post-Merger share for each 15 shares owned prior to the Merger. All share numbers herein reflect the Merger and the reverse stock split.
We assumed the debts of NxOpinion and restructured other debts as more fully described in Note 2 to the interim financial statements included herein.
Overall Performance

The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since our inception on April 11, 2005 (“Inception”). Management has plans to generate revenue producing business and to seek additional capital, as described herein. However there can be no assurance that additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our historical consolidated financial statements located in our Current Report on Form 8-K dated June 4, 2010. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, stock-based compensation, fair values, derivatives, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
We believe that, of the significant accounting policies and matters discussed in our consolidated financial statements, the following accounting policies and reporting matters require our most difficult, subjective or complex judgments:
•	revenue recognition;
•	collaborative arrangements;
•	derivative instruments; and
•	related party transactions.
Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. As a result of the Merger we have had to consider additional significant accounting policies related to real estate, stock-based compensation, reverse acquisition accounting, facility exit liability and income taxes.
Real estate — Real estate owned and now held for sale includes properties acquired through deed in lieu of foreclosure in December 2009. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist estimating the fair value of these properties based on Level 3 inputs of ASC 820, Fair Value Measurements and Disclosure management used current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, our policy is to capitalize costs relating to any improvements of properties. Holding costs are charged to expense as incurred.
Real estate owned was classified as held for sale in June 2010 when management determined it met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell.
Stock-based compensation — We account for share-based compensation transactions using a fair-value-based method, which requires us to record noncash compensation costs related to payment for employee services by an equity award, such as stock options, in our consolidated financial statements over the requisite service period. As NxOpinion had no employee option plan prior to the Merger and we have yet to grant new options from the 2010 Stock Incentive Plan, we expect to account for the fair value of each option grant by estimating on the date of grant using the Black-Scholes option-pricing model including assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities will be based on historical volatility of peer group until we have sufficient history. The expected life of options granted represents an estimate of the period of time that options are expected to be outstanding, which is shorter than the term of the option. In addition, we are required to calculate estimated forfeiture rates on an ongoing basis that impact the amount of share-based compensation costs we will record. If the estimates we use to calculate the fair value for employee stock options differ from actual results, or actual forfeitures differ from estimated forfeitures, we may be required to record gains or losses that could be material.
Reverse acquisition accounting — Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. ASC 805-10-55-12, Business Combinations, requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the Merger. Based on a review of these factors, the Merger with NxOpinion was accounted for as a reverse acquisition pursuant to ASC 805-40 (i.e., RGHS was considered the acquired company and NxOpinion was considered the acquiring company). As a result, RGHS’s assets and liabilities as of May 28, 2010, the date of the Merger closing, have been incorporated into NxOpinion’s (now RHS’s) balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the Merger. Application also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. We recorded no goodwill in the Merger. Further, the Company’s operating results (post-Merger) include NxOpinion’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although NxOpinion was considered the acquiring entity for accounting purposes, the Merger was structured so that NxOpinion became a wholly-owned subsidiary of RGHS (formerly ASI).

In accordance with ASC 805-40-45-2 the historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of Inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of June 30, 2010, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of Inception) to June 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital (deficit) rather than stockholders’ equity (deficit).
Facility exit liability — The Company accounts for an unused operating office lease in accordance with ASC 420, Exit or Disposal Cost Obligations and is required to make continuing estimates related to estimated sublease and concession amounts.
Income taxes — The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations.  The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly.  The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership in the future. The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes.
There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended June 30, 2010. For further information on our critical accounting policies, refer to Note 1 to the consolidated financial statements for the years ended December 31, 2009 and 2008 included as Exhibit 99.02 to our Current Report on Form 8-K dated June 4, 2010.
Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
Revenues. No revenues were generated during either comparable period. The revenue recognized in the Inception to date column related to a one time development collaboration agreement with Microsoft Corporation. This revenue is not related to the planned commercialization of the Company’s product and is not expected to recur in the future.
Expenses. A reduction in the product and content development costs from the second quarter of 2009 compared to the second quarter of 2010 resulted from expending $113,979 of technology costs during the three months ended June 30, 2009. These costs were incurred to develop the application for purposes of enabling mobile functionality. There was no comparable amount in the most recent quarter. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.
There was a reduction in the selling, general and administrative costs during the three months ended June 30, 2010 compared to June 30, 2009. Legal fees billed during the three months ended June 30, 2010 were $38,224 less than in the same three months of 2009. During 2009 substantial legal work was performed on the Company’s legal structure, operating agreement and loan agreements. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.
As discussed in Notes 4 and 12 of the interim financial statements included herein, we reported $1,395,000 of asset impairment expense to reduce the carrying value of real estate primarily as a result of reclassifying properties from held for investment to held for sale. There are limited cash buyers for raw land in the Las Vegas, Nevada area resulting in great variability between short-term values that may be realized and values that may be realizable from longer-term investment.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
Revenues. No revenues were generated during either comparable period. The revenue recognized in the Inception to date column related to a one time development collaboration agreement with Microsoft Corporation. This revenue is not related to the planned commercialization of the Company’s product and is not expected to recur in the future.
Expenses. A reduction in the product and content development costs from the six months ended June 30, 2009 compared to the same six months of 2010 resulted from expending $113,979 of outside technology costs during the six months ended June 30, 2009. These costs were incurred to develop the application for purposes of enabling mobile functionality. There was no comparable amount in 2010.
During substantially all of the first quarter of 2009, all employees were either placed on layoff or a 50% reduced work schedule. The layoff occurred due to a lack of cash flow and funding for operations. As a result, personnel costs increased $86,251 from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase affected both product and content development costs as well as selling, general and administrative expenses.
As discussed in Notes 4 and 12 of the interim financial statements included herein, we reported $1,395,000 of asset impairment expense to reduce the carrying value of real estate.
Liquidity and Capital Resources
At June 30, 2010 we had cash and equivalents of $105,527 compared to $35,333 at December 31, 2009. Net cash used by operating activities was $490,186 during the six months ended June 30, 2010, compared to $258,392 used by operating activities for the first six months of the prior year. The current period net cash used by operating activities resulted primarily from the net loss of $2,560,869 reduced by $1,395,000 of non-cash impairment expense and a $434,619 increase in accounts payable and accrued expenses. Until the company can begin to generate revenue, we expect continued cash operating deficits.
As a result of the Merger, cash in the amount of $243,296 was infused into the Company during the most recent quarter. In a related transaction, $100,000 of cash was received in installment payments from the sale of water rights contemplated by the Merger. We anticipate receiving the balance of $200,000 during the quarter ending September 30, 2010.
Our principal source of liquidity at June 30, 2010 consisted of cash and equivalents of $105,527. We have no other unused sources of liquidity at this time other than our installment sale receivable. While management is committed to sell the real estate as soon as possible for cash to provide working capital for operations, there is no assurance as to the timing or amount. Management expects that given the current rate of expenditures it will require approximately $2,200,000 to meet its operating requirements for the next twelve months. The Company may also elect to expand its business activities by hiring additional personnel or expanding its marketing or other activities. Some of the required funds may be generated from future revenues or from the sale of real estate. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to curtail or scale back operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
(b) Changes in internal controls over financial reporting.

There have been no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any pending material legal proceedings.
ITEM 1A. Risk Factors
AN INVESTMENT IN THE COMPANY IS SPECULATIVE IN NATURE, INVOLVES A BROAD RANGE AND A HIGH DEGREE OF RISK, AND SHOULD NOT BE MADE BY AN INVESTOR WHO CANNOT BEAR THE ECONOMIC RISK OF AN INVESTMENT FOR AN INDEFINITE PERIOD OF TIME AND WHO CANNOT AFFORD THE LOSS OF HIS, HER, OR ITS ENTIRE INVESTMENT. EACH INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE MAKING A DECISION TO INVEST IN THE COMPANY.
The Company is a Development Stage Company. The Company’s products and services are being introduced into evolving and changing markets and face a relatively prolonged full adoption cycle by its proposed users. Certain products, key to the Company’s future plans, remain in development. As a result, the Company should still be considered to be in the development stage and remains subject to all of the risks inherent in the establishment of a new business enterprise. An investment in the Company must be considered in light of all the risks inherent in any development stage business including the absence of a profitable operating history, lack of financial and customer market recognition, and limited banking and financial relationships. In addition, the Company’s business plan and operating strategy involves expansion into businesses and markets that are highly competitive and dominated by large companies with a long established and highly recognized market presence.
The Company Has a History of Losses and May Incur Future Losses. From Inception to June 30, 2010, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $12,893,182. Our net losses for the fiscal years ended December 31, 2009 and 2008 were $1,575,052 and $1,443,771, respectively, and our net loss for the six months ended June 30, 2010 was $2,560,869. The Company’s ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. The Company could continue to incur losses in the future until revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of the Company’s securities.
Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue as a Going Concern. In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2009 and 2008 and our related consolidated statements of operations, consolidated changes in members deficit and cash flows for the years then ended, our independent registered public accounting firm stated that our significant recurring net losses and our requirement to secure new financing raised substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. If we are unable to continue as a going concern, our stockholders may lose a substantial portion or all of their investment.
The Company May Need Additional Financing to Continue Its Operations. In order to raise additional funds, the Company may be required to issue additional securities, which may result in dilution to the investors. The Company may require substantial additional financing to continue product development and marketing of any products that may be developed and to execute its business plans. The development of the Company’s products may require the commitment of substantial funds to conduct the costly and time-consuming research and testing necessary to bring such products to market and to establish, acquire or contract for production and marketing capabilities. The Company’s future capital requirements may depend on many factors, including scientific progress in its research and development programs, the ability of the Company to establish collaborative arrangements with others for product development, progress with trials, the time and costs involved in obtaining regulatory approvals, effective commercialization activities and other economic factors outside the control of the Company. Accordingly, the Company may need to raise substantial additional capital to fund its operations. The Company anticipates that further funds may have to be raised through additional debt or equity financings conducted by the Company, or through collaborative ventures entered into between the Company and potential corporate or other partners to fund some or all of such activities, as well as to market and distribute the products that may be successfully developed. The Company does not currently have any such arrangements with any such corporate sponsors, and there can be no assurance that such arrangements will be consummated or that such collaborative ventures will be entered into by the Company on favorable terms, if at all. In addition, there can be no assurance that the Company will otherwise be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to the Company. If such financings are not consummated or additional financing is not otherwise available, the Company may be required to modify its business development plans or reduce or cease certain or all of its operations. Failure to enter into such collaborative ventures or to receive additional funding to complete its proposed product development programs could have a materially adverse effect on the Company. In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company’s securities because the Company may have to issue additional equity in connection with such financings.
The Company is Dependent Upon Key Personnel and Consultants. The Company’s success is heavily dependent upon the continued active participation of its current executive officers and other key employees. The Company also is highly dependent upon certain consultants and collaborating scientists. Loss of the services of one or more of these individuals could have a material adverse effect on the Company’s business, results of operations or financial condition. Further, the Company’s success and achievement of its growth plans depend on its ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. The Company’s products and services are developed by highly educated and trained personnel who cannot be quickly or easily replaced. Competition for qualified employees among medical technology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on the Company.
The Company is Controlled by Current Officers, Directors and Principal Stockholders. The Company’s directors, executive officers and principal stockholders beneficially own approximately 57% of its fully diluted shares of Common Stock. As a result, such persons will have the ability to exert substantial influence over the election of the members of the Board of Directors of the Company and to determine the outcome of most issues submitted to the Company’s stockholders for approval.
Our Intellectual Property May Not be Fully Protected. The Company has no patents, trademarks or copyrights registered with the United States Patent and Trademark Office (the “PTO”) in connection with its products. Although the Company believes that it may be able to obtain intellectual property protection with respect to certain current products and/or products now in development, there can be no assurance that the PTO or its overseas counterparts will issue patents for such inventions, or, if such patents are issued, whether they will provide meaningful protection for the Company’s products. The Company believes, however, that some of the intellectual property used in its products may be subject to common law protection as trade secrets. However, the Company may not be able to obtain any patents in connection with its technology and may not be able to adequately protect its products. Also, the Company may, in the future, face allegations that its technology violates or infringes the intellectual property rights of others; although no such claims have been made, and the Company is not aware of a basis for any such claim. In either case, the business of the Company may be materially adversely affected, resulting in a loss of potential revenues, increased expenses and a potential loss of marketing opportunities.
Our Products May Not Perform as Projected. The Company has invested substantial resources in development of its products and services. There can be no assurance, however, that the products developed by the Company will perform as intended or be well received by its intended users. Furthermore, there can be no assurance that competitors will not introduce products that perform better, offer technological or competitive advantages, or are more readily accepted in the marketplace, than the Company’s products.
The Company Faces Intense Competition. The Company’s proposed business is characterized by intense competition. Many companies, research institutes, hospitals and universities are presently working to develop products and processes in the Company’s fields of research and planned products. Most of these enterprises have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. Certain of such companies may have experience in undertaking testing of new or improved products similar in nature to that which the Company is developing and plans to introduce. Accordingly, other companies may succeed in developing products earlier than the Company or that are more effective than those proposed to be developed and introduced by the Company. Further, competition in the Company’s field may intensify. There can be no assurance that the Company will be able to compete successfully.

The Company May Not be Able to Adequately Enhance its Products. The market for the Company’s proposed products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company’s future success may depend, in part, on its continued ability to enhance its proposed products and to introduce new products and features to meet changing customer requirements, technological advances and emerging industry standards. There can be no assurance that the Company will successfully complete the development of future products or, if developed, that the Company’s products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company’s products or technologies less-competitive which would have a material adverse effect on the Company’s business and prospects.
Healthcare Service Providers And Users May Not Accept Our Products and Products Under Development. The success of our current and future products may require acceptance or continued acceptance by healthcare service providers and users. Such acceptance may depend on product testing, and the conclusion by such persons that our products are effective, safe, efficient, and utilize acceptable methods of diagnosis. Even if the efficacy of our future products is established, healthcare industry participants may elect not to use our products for unanticipated reasons.
Our Products are Subject to Government Regulation. The Company’s current products are, and products in development will likely be, subject to domestic and foreign regulation. The material violation by the Company of these regulations could, among other adverse consequences, result in the issuance of an injunction to prevent further transgressions, adverse publicity, requests for recall, the suspension and/or withdrawal of applicable licenses, and criminal and civil liability. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses, or it may never secure such approvals or licenses. There can be no assurance that applicable regulatory bodies will approve the Company’s products, or that approvals already granted will continue in effect. Regulators may, and often do, view products differently than their proponents, and approvals that the Company believes to be forthcoming may be significantly delayed or denied altogether. In addition, laws or rules applicable to the Company’s products could be changed in a way unfavorable to the Company or its products. Any such change could have a material adverse effect on the Company’s ability to obtain approval for its products and on its prospects in general.
There is Widespread Uncertainty in the U.S. Healthcare Industry. In the United States, and in many other countries, there are political and governmental initiatives including, but not limited to, the recently enacted federal Patient Protection and Affordable Care Act, to significantly modify the domestic healthcare system and the manner in which medical care is delivered and reimbursed. These initiatives have created an intense and sometimes antagonistic political debate and the outcome of this process is uncertain. This process could result in decisions and outcomes that may be unfavorable to the Company.
The Company is Unable to Predict Whether the Research and Development Activities it Proposes to Fund Will Result in Commercially Viable Products or Applications. The Company is unable to predict whether the research and development activities it proposes to fund will result in commercially viable products or applications. The Company’s future success will depend, in part, on its continued ability to introduce new products and features to meet changing customer requirements and emerging industry standards. There can be no assurance that the Company will successfully complete the development of any of its current or future products, or that such products, if any, will achieve market acceptance. Any delay or failure of the Company to achieve market acceptance for its products may adversely affect the Company’s business.
The Company’s Business May Expose It to Potential Product Liability Risks. The Company’s business may expose it to potential product liability risks that are inherent in providing medical diagnosis-related services and predictive technologies, and there can be no assurance that the Company will be able to avoid significant product liability exposure. Although the Company anticipates it may obtain product liability insurance, there can be no assurance that the Company may not face claims that exceed its insurance coverage, when obtained. Product liability insurance in the healthcare industry is generally expensive, and there can be no assurance that the Company will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. A successful products liability claim, if any, brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

There is No Assurance of Liquidation Proceeds. There can be no assurance that there will be, upon an event of a liquidation, dissolution or winding up of the Company, and after payment or provision for payment of the debt and other priority obligations of the Company, sufficient assets to make any distributions to any shareholders of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	The following shares of common stock were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:
•	On June 30, 2010 we issued 175,698 shares of common stock upon the conversion of $170,000 of convertible notes and related accrued interest of $5,698. The shares issued on exchange were issued upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.
(b)	none

(c)	none
Item 3. Defaults Upon Senior Securities
The Company is in default of its repayment obligation on a promissory note dated April 2, 2010 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $58,784.
Item 4. (Removed and Reserved)
Item 5. Other Information
None
Item 6. Exhibits
Exhibits –

2.1
Agreement and Plan of Recapitalization by and among ASI Technology Corporation, Nx Acquisition Corp and NxOpinion, LLC dated as May 28, 2010 (previously filed as Exhibit 2.01 to our Current Report on Form 8-K filed on June 4, 2010, and incorporated herein by reference)

3.1	Articles of Incorporation, as currently in effect*
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010, and incorporated herein by reference)
4.1	Form of Stock Purchase Warrant dated May 28, 2010 between the Company and twelve stockholders on an aggregate of 541,000 common shares exercisable at $1.00 per share until December 31, 2014*
4.2	Form of Stock Purchase Warrant dated May 28, 2010 between the Company and two stockholders on an aggregate of 170,000 common shares exercisable at $2.50 per share until March 31, 2013*
4.3
Form of Stock Purchase Warrant dated May 28, 2010 between the Company and five note holders and one director guarantor on an aggregate of 51,041 common shares exercisable at $2.50 per share until May 28, 2013*

4.4	Stock Purchase Warrant dated May 28, 2010 between the Company and Dr. Robertson on an aggregate of 100,000 common shares exercisable at $0.01 per share until May 28, 2013*
10.1	Form of 11% Bridge Notes due June 30, 2010 between the Company and one shareholder dated April 28 and May 10, 2010 for an aggregate of $75,000*
10.2	Form of 11% Convertible Note due June 30, 2010 between the Company and two shareholders dated February 19, 2010 and March 19, 2010 for an aggregate of $170,000*
10.3
Form of Amended and Restated Promissory Notes due June 30, 2011 with interest rates of 10% to 18% between the Company and five creditors dated May 28, 2010 for an aggregate of $357,500 of principal and prior accrued interest and due June 30, 2011*

10.4	Form of Promissory Notes due June 30, 2011 with an interest rate of 5% between the Company and two director consultants dated May 28, 2010 for an aggregate of $243,175*

10.5
Corrected Bank term debt agreement maturing June 1, 2015 between the Company and Fifth Third Bank dated August 12, 2010 (Replacing original note dated June 1, 2010, in the principal amount of $250,000 to correct clerical error)*

10.6	Unsecured Loan Agreement between the Company and the Michael J. Jandernoa Trust and Marilyn Hite dated April 3, 2009*
10.7	Unsecured 16% Note Payable due April 2, 2010 for $50,000 between the Company and Marilyn Hite dated April 3, 2009*
10.8	Unsecured 11% Convertible Note payable due April 2, 2010 for $200,000 between the Company and the Michael J. Jandernoa Trust dated April 3, 2009*
10.9	5% Term note agreement due December 28, 2010 between the Company and Dickinson Wright, PLLC for $331,547 and dated May 28, 2010*
10.10	Amended and Restated License Agreement between the Company and Vanahab Health Diagnostics effective April 28, 2010*
10.11	Installment Letter Agreement for Water Rights dated June 16, 2010 between the Company and Davric Corporation*
10.12	2010 Stock Incentive Plan of the Company adopted February 16, 2010 (filed as Appendix A to Schedule 14C filed on April 26, 2010, and incorporated herein by reference)
10.13	Employment Agreement dated June 3, 2010 between the Company and Dr. Robertson*
10.14	Lease Agreement expiring June 30, 2012 between the Company and Bay Way Properties, LLC dated July 1, 2010*
10.15	Collaboration Agreement expiring December 31, 2012 between the Company and Microsoft Corporation dated August 14, 2009*
10.16	Product Distribution Agreement between the Company and Aversien Science, LLC dated March 29, 2010*
10.17	Addendum to Product Distribution Agreement between the Company and Aversien Science, LLC dated March 29, 2010*
10.18	License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010*
10.19	Addendum to License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010*
10.20	Second Addendum to License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010*
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation
Date: August 16, 2010	By:	/s/ MELISSA A. SEEGER
Melissa A. Seeger
Secretary and Treasurer
(Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)