Form 10-KT
period 2010-09-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2010-12-29
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2010 to September 30, 2010
Commission file number 0-6428
Robertson Global Health Solutions Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0105586 (I.R.S. Employer Identification Number)
4215 Fashion Square Blvd., Suite 3
Saginaw, Michigan 48603
(Address of principal executive offices) (Zip Code)
(989) 799-8720
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (not required)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,742,876 based on the closing price of the shares as reported by the OTC Electronic Bulletin Board system.
As of December 27, 2010 there were 11,543,369 shares of Robertson Global Health Solutions Corporation Common Stock, par value $.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this report on Form 10-KT.

Forward Looking Statements
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-KT. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward looking statements contained herein whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
Robertson Global Health Solutions Corporation (“we”, “us”, “our”, “RGHS” or the “Company”) delivers a global healthcare solution using mobile technology, personal computers and the web to interface with RHealth Advisor™. RHealth Advisor powers a suite of health modules including NxOpinion™ the foremost comprehensive predictive diagnostic application that uses a proprietary, award winning artificial intelligence “engine” to mimic skilled clinical reasoning. We create triage and screening for care, provide support for the management of chronic diseases, provide health tips, provide data collection tools to collect health information via surveys, wellness and prevention services, and automatically populate electronic health records. Our “backend” logic can be configured for users including consumers, nurses, physicians or other health care providers and our software tools are customized for country and region specific disorders and diseases. RHealth Advisor is designed for worldwide use with cloud computing enabling mobile phones to help deliver remote rural healthcare but also capable of interfacing with the most sophisticated hospital systems and national health programs. We believe that our highly acclaimed RHealth Advisor software is the only global medical technology solution that provides evidence-based medical advice to save lives and expand the reach of care while reducing costs through faster, more accurate and effective diagnosis, treatment, adherence and monitoring.
The medical knowledge intelligence and management system, use of advanced mathematical and statistical bases and the business process for our core software platform was invented by our founder and CEO, Dr. Joel C. Robertson (“Dr. Robertson”), commencing in 2002. RHealth Advisor has been developed over an eight-year span of intensive research and input from physicians, allied health professionals and medical informatics specialists. Our NxOpinion module employs an artificial intelligence driven medical diagnostic function to determine the most possible and probable diagnosis along with the unique ability to create questions for the end user in real-time based upon previous history and as new facts and medical data are entered. We display the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. Other proprietary software modules include chronic disease management, treatment adherence and electronic health records. We have the ability to deliver an accurate diagnosis, and an actionable response allowing optimized patient adherence, early detection of treatment failure, referral to the appropriate level of care, pre-crisis intervention and real-time access to health information. Our innovative design and flexibility allows for rapid customization for a broad range of mobile and other interface hardware, varied users and tailoring for different countries, regions and languages. We believe studies in the United States, India and the Dominican Republic have verified the diagnostic accuracy of our solution compared with trained physicians and documented that physicians also improve their diagnostic accuracy using our solution. In our management’s view, RHealth Advisor is ready for worldwide commercialization and we are now scaling and customizing our software for targeted large volume applications.
Our strategy in developing and emerging countries, in conjunction with existing and planned strategic and collaboration partners, is to work with governments, non-governmental organizations and health industry leaders to provide a solution that will decrease costs, expand the reach of health professionals, and improve the efficiency and effectiveness of overburdened rural clinics and hospitals. We are affiliated with Robertson Research Institute (RRI), a 501(c)(3) public charity, through common management and historical technology collaboration. This affiliation allows us to pursue a range of partnerships combining government, charity and for-profit entities in developing and emerging areas of the world, with some of our efforts being charitable.
In developing countries and in rural health, our solution has been utilized by Johnson & Johnson Company, Intel Corporation, Microsoft, NetHope, and CARE in pilot-type applications as part of an architecture intended to standardize a healthcare infrastructure for government, pharmaceutical companies, and humanitarian programs. In this arena we have and continue to work with the Bill and Melinda Gates Foundation and the World Health Organization among others. These organizations have together and individually promoted rural health in developing countries. We are working in collaboration with these global organizations to develop a standard platform to utilize RHealth Advisor as the medical knowledge solution for worldwide rural health.

Since our founding, we have been closely partnered with Microsoft, employing their technology and contract services and benefiting from contributed technical support to develop and improve our core software technology. As a result, we have achieved platform independence, scalability and seamless interface with existing healthcare databases, Personal Health Record (PHR) systems, Health Information Systems (HIS) and other software. We intend to collaborate with Microsoft and other major healthcare and technology leaders on strategic initiatives to pursue revenue opportunities worldwide.
We are organized to generate revenue by licensing our software platform and modules generally through collaborative efforts with other organizations. License and revenue agreements with collaboration partners and affiliated companies have not yet generated revenue for us, but provide the foundation for RHealth Advisor’s commercialization. We expect future license fees to be (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer and/or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.
On May 28, 2010, RGHS (formerly ASI Technology Corporation (“ASI”)) completed the acquisition of NxOpinion, LLC and its subsidiary (“NxOpinion LLC”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”). As a result of the Merger, the business of NxOpinion is now owned by Robertson Health Services, Inc. (“RHS”), our wholly-owned subsidiary. The post-merger company is referred to herein as the “Company.” We experienced a change in control because NxOpinion security holders owned approximately 90% of the outstanding common stock of RGHS immediately after the Merger. Further, all members of our executive management came from NxOpinion, LLC. Therefore, NxOpinion, LLC (now RHS) was deemed to be the acquiring company for accounting purposes. Based on the above and in accordance with accounting principles generally accepted in the United States, the Merger is considered to be a reverse acquisition and recapitalization and this transition report effectively reports on the business of RHS since its inception in 2005.
The Healthcare Information Systems Industry
The healthcare industry, like other United States industries, has been impacted by the global economic downturn. Consequently, we believe our prospective collaboration and strategic partners and other prospective customers remain cautious with their capital investments and are focused on ensuring that any significant spending has a demonstrable return on investment, provides clear improvements to patient care and safety or addresses developing government or industry regulations and standards. We believe that our software products are well positioned to address these areas in the United States and worldwide.
The Obama Administration is emphasizing global health in its diplomacy and development work around the world. Through the Global Health Initiative (GHI), the U.S. government is pursuing a comprehensive whole-of-government approach to global health. The GHI promotes a new business model to deliver its dual objectives of achieving significant health improvements and creating an effective, efficient and country-led platform for the sustainable delivery of essential health care and public health programs. Similarly many international organizations including the World Health Organization (WHO) and private foundations are working to address the need for trained healthcare workers in under-resourced areas. They are working to support new tools, such as ours, embracing the ability of technology to meet the burgeoning need for quality healthcare. Innovative technology utilizing the RHealth Advisor supports efforts to meet several of the UN Millennium Development Goals such as improving maternal /child health, combating HIV/AIDs and supporting other national health programs. We see significant worldwide opportunities for our software solutions and have positioned our solutions for the worldwide health information market.
Of importance in the U.S., the American Recovery and Reinvestment Act (ARRA) became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions. A part of ARRA designated the Health Information Technology for Economic and Clinical Health Act (HITECH) provides for roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two-year time frame beginning in 2011. ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.
The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies. ARRA, and specifically HITECH, increases the pressure on hospitals and care providing institutions to adopt technology. HITECH provides funding for facilities to launch improvement projects associated with the ‘meaningful use’ of key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011 based on their use of certified health information technology systems. HITECH also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain “meaningful use” requirements by 2015.

While there is no assurance these acts and regulations will continue as planned, we believe there is significant momentum driving technology innovation across a broad spectrum of healthcare. Competition in the market for information and patient care systems is intense, and increased government spending may entice more companies to enter the marketplace. We are primarily targeting collaborations, alliances and customers that could benefit from the increased government spending rather than applying for direct government resources.
Our Technology
Development and Description
Our founder Dr. Joel Robertson recognized that the lack of global resources and funding limitations would require innovative technology to provide a global medical solution to improve diagnostics and treatment to save lives and reduce costs. We are dedicated to improving global healthcare through intelligent, cost-effective innovative technology.
RHealth Advisor leverages two distinct technology components in a seamless multi-platform approach for healthcare triage, diagnosis, treatment and education. These two “platform enabling” components are our NxOpinion Inference Engine (NxOpinion) and our Medical Knowledge Management System (NxKM), which together power RHealth Advisor.
The NxOpinion engine powering our solution employs multi-phasic engines — a proprietary architecture that uses powerful predictive, probability and inquiry modules to create a diagnostic system. Our engine architecture has been honored by Microsoft as a breakthrough in software artificial intelligence. Operating on Microsoft’s agile .NET software development framework, NxOpinion is programmed to correlate the different pieces of available medical evidence entered in the system, compare them to disease profiles stored in NxKM and use the weightings assigned to each piece of information to generate a differential diagnosis — a list of potential disease candidates.
Both NxOpinion and NxKM were developed over an eight-year span of intensive research and input from physicians, allied health professionals and medical informatics specialists. We correlate NxKM with different pieces of available medical evidence to generate a probability weighted and relevant diagnosis that is kept up-to-date. Studies in the United States, India and the Dominican Republic, which are described in more detail below, have verified the diagnostic accuracy of our solution compared with trained physicians and have also documented that physicians improved their diagnostic accuracy using our solution.
RHealth Advisor is a clinical decision support system that runs statistical inference in near real-time to produce a differential diagnosis along with suggestions of possible related clinical findings and treatment options. RHealth Advisor includes:
•	Guided diagnostics, treatment options, and referrals.
•	An integrated Personal Health Record (PHR) capability combined with an interactive medical reference tool.
•	A module for managing and tracking disease occurrence and public health initiatives in both developed and emerging countries.
•	A chronic disease management module that provides push-based medicine including Short Message Service (SMS) alerts, follow-up and appointment notifications, as well as personalized health tips.
•	A patient treatment adherence module with personalized health tips.
We believe that RHealth Advisor is easily and rapidly adaptable for regional differences in languages, diseases, language, medical terminology and available treatment options. Our software accommodates multiple input and data collection systems including voice, mobile interfaces, SMS, PC and mobile along with data integration from existing systems. Our software flexibility allows for easy integration with software built by others including point of care, case management and electronic health record (EHR) systems. Our solution is flexible, allowing use of our PHR system or others such as Microsoft’s HealthVault, hospital EMRs or EHRs or an open Medical Record System (MRS).
Data generated by our systems is portable; accessible anywhere there is a cell signal or access to a satellite or Internet connection. Privacy is a priority with individual privacy password- or bio-security- protected. National records can be maintained at a local level.

Stage of Product Development
Our core applications (described below) are developed and operational. Less robust versions have been operational for more than a year. During the last twelve months we enhanced our applications and expanded our knowledge database to include new diseases and medical information. We also enhanced our technology to work with certain mobile platforms. Recent work has focused on enabling our applications to scale such that they will function in large rollouts with extremely large databases.
While we continue to add to our medical knowledge database, adapt our technology to operate with additional mobile platforms, expand our ability to interface and communicate with other devices and systems, add languages and regional disease information and scale our software to work with large user populations, we are actively marketing our software to collaboration partners and customers and are working on various development, partner and pilot projects in various regions of the world. While our projects have not generated significant revenue to date, we expect revenue in fiscal 2011 from existing and new relationships.
We are working with Microsoft to adapt our software to function with Microsoft’s Windows Azure, a flexible and secure cloud-based computing platform that will allow unlimited scalability for any area of the world.
Awards, Testimonials and Research
We were nominated by Microsoft for the 2004 Computerworld Honors 21st Century Achievement Award, and our technology was honored for its impact on the information technology revolution as it relates to world medicine. In the awards ceremony, the Robertson companies were described as:
“...an organization dedicated to healthcare...So much healthcare information is locked up in so many different places in silos and they said, ‘Look, we’re going to build a solution that really helps docs do a better job of diagnosing and solving patient problems’.”
Steve Ballmer, CEO
Microsoft
We have been invited and appeared at a number of technology and healthcare forums and conferences and received many accolades for our technology. The following Microsoft quotes are illustrative:
RHealth Advisor is the “leader in taking data about health and creating very rich, interactive dynamic diagnostic and tracking tools for health scenarios”.
Amit Mital, Corporate VP
Microsoft Startup Business Group
mHealth Summit 2009, Washington DC
“NxOpinion (the engine powering the RHealth Advisor application) is one of the most significant, accurate, responsive and intuitive diagnostic programs I’ve seen. I believe there are many applications for its use in emerging markets as well as possibilities for integration with some of our consumer and other offerings under development at HSG (Health Solutions Group).”
Dr. Bill Crounse
Worldwide Director of Health for Microsoft Corporation.
Our software solutions are targeted for worldwide application and we have invested substantial resources and efforts to develop markets in India, Africa, the Middle East and other regions of the world. Illustrative comments from partners include:
“NxOpinion is going to change the entire health care system in rural India.”
Dr. M.U.R. Naidu, Dean of the School of Medicine
Nizam’s Institute of Medical Sciences
Hyderabad, India
“(Dr. Robertson’s) institute has assembled what I believe to be the best medical diagnosis software for developing countries.”
Dr. David Heckerman, Director of Research
Microsoft Corporation

We believe our attendance at conferences and the recognition from collaboration and strategic partners helps position our product offerings for adoption by large governments and other organizations worldwide. We have subjected our solutions to scientific study to validate the results and benefits we provide to global health delivery. Summaries of such research includes:
•	A study in India in 2009 showed that health extension workers using RHealth Advisor were more accurate than those using their standard paper method. With the RHealth Advisor software their diagnosis matched a physician diagnosis 82.54% of the time, but when they used their standard paper method of diagnosing, they only matched the physician diagnosis 54.58% of the time. To our knowledge this is the first time a tool like ours has been able to verify that it can improve diagnostic accuracy of a health extender.
•	In a 2010 side by side comparison study using the same disease, RHealth Advisor, configured as a mobile solution using the NxOpinion platform on a mid-level phone, outperformed WebMD using a smartphone, by diagnosing more accurately and with fewer “clicks”.
•	A study with Nizam’s Institute of Medical Sciences reported in 2009 that Multi-Purpose Health Assistants (“MPHAs”) in India collected 57% more findings per case and 2,000% more history items per case when using NxOpinion versus the normal paper method.
•	A health extension worker assessment study (supported by Bill & Melinda Gates Foundation) showed health workers and Accredited Social Health Activists (“ASHAs”) are well suited to use RHealth Advisor.
Technology Ownership/Licensing
NxOpinion and NxKM (our “Database Engines”) were developed by Dr. Robertson and entities owned or controlled by him prior to the formation and existence of RHS (formerly NxOpinion, LLC). In 2005, Dr. Robertson assigned the Database Engines and other intellectual property to an intellectual property holding company called Vanahab, LLC (“Vanahab”). Vanahab is owned by Dr. Robertson and his wife Vickie Robertson.
RHS was formed on April 7, 2005 to create data populations for use with the Database Engines and to further develop and commercialize the RHealth Advisor solution. RHS held a license to use RHealth Advisor from Vanahab. The license agreement provided that Vanahab would own all improvements to the Database Engines. Since 2005, RHS’s major contribution to RHealth Advisor has been the gathering and creation of data sets for use with the Database Engines. All data gathered by RHS for use with the RHealth Advisor is owned by RHS, subject to any limitations contained in the license and/or service agreement with the client that commissioned the gathering of the data.
Certain components of the Database Engines, related primarily to the proprietary multiple engine architecture, were funded by the Robertson Research Institute (“RRI”), a Colorado nonprofit corporation, and a public charity as defined in section 501(c)(3) of the Internal Revenue Code. RRI had a license agreement with Vanahab for use of the technology. Dr. Robertson and his family members Vickie Robertson, Nicole L. Decker, Marcus Decker, Heidi Robertson and Brooke Roff are trustees of RRI, among other unrelated persons.
In May 2010 RHS amended and restated the terms of its license agreement for the Database Engines from Vanahab. RRI has also agreed to amend its license agreement with Vanahab to curtail its rights in relation to those of RHS. All technology related to the RHealth Advisor was transferred from Vanahab to Vanahab Health Diagnostics, LLC (“Vanahab Health Diagnostics”), a Nevada limited liability company that is wholly-owned by Vanahab. RHS entered into an Amended and Restated License Agreement with Vanahab Health Diagnostics dated May 8, 2010 (the “Amended License Agreement”). The Amended License Agreement includes multiple license grants that allow for use of the Database Engines, limited sublicensing of the Database Engines, and the ability to modify and improve the Database Engines. Each license grant is perpetual and royalty-free; however, in exchange for the overall Amended License Agreement, RHS pays an annual royalty of $10,000 (due in quarterly installments). It is expected that RHS will pay the annual royalty primarily or exclusively “in-kind” by the provision of certain services to Vanahab Health Diagnostics.

The license grants in the Amended License Agreement are nonexclusive, but RHS has certain rights to prevent the technology from being licensed to other parties. Specifically, RHS must consent in writing to any additional license grants by Vanahab of the technology to any parties other than RRI. RRI and RHS each have the right to sublicense the technology to customers. Potential customers and projects are divided among RRI and RHS as follows: RHS has the priority right to sublicense the technology to potential clients over RRI unless 1) the customer dictates that the license must run through RRI due to its non-profit status and the customer is a nonprofit institution, company, foundation, association or other charitable entity requesting a project having a geographic scope substantially within (a) a UN Millennium Development Goal Country, or (b) any country wherein the majority of its medical funding is provided by international sources, or 2) RRI and RHS mutually agree, taking into consideration applicable facts and circumstances and with recusal of interested persons, that such customer and/or project be allocated to RRI.
RHS organized a wholly-owned subsidiary, Robertson Technologies Licensing, LLC (“RTL”), a Nevada limited liability company, to be the master licensor for its activities. RHS is the sole member of RTL. RTL enters into license agreements, such as the recent collaboration agreement with Microsoft Corporation at the direction of its parent. Instances are likely to arise where a customer requests that technologies owned by entities other than RHS be bundled with the RHealth Advisor or when it requires services from more than one entity, such as from RHS and RRI. In those instances, RTL may bundle those technologies or services on a contract basis. In these instances, RTL will interface on behalf of RHS and its technology partners to provide the required services and technologies to the customers. RTL would then apportion revenues among the participating entities in accordance with their contractual relationship. Due to the likelihood that RRI may be requested to bundle technologies and services from entities such as RRI and Robertson Wellness, in which Dr. Robertson has an interest (“Robertson Entities”), with those of RHS, the potential for conflicts of interest exists. We anticipate that Dr. Robertson will recuse himself from negotiations among RHS and Robertson Entities. Furthermore, transactions between RHS and Robertson Entities will be entered into only upon terms that are as favorable to RHS as could be obtained from unrelated third-parties through “arm’s length” negotiations.
Our Product Solutions
RHealth Advisor is a healthcare software solution that engages patients, improves outcomes, and expands the reach of healthcare delivery. RHealth Advisor can run on a desktop, laptop, or mobile phone device to deliver a powerful suite of healthcare applications including:
NxOpinion Medical Screening Application — “NxOpinion” is RHealth Advisor’s leading application. Users have the ability to walk through a guided diagnosis that allows them to enter or select symptoms, assessment findings, and laboratory values to aid in reaching a diagnosis based on both confidence level and prevalence. The software utilizes “clinical reasoning” in which the questions are asked in the same manner that a physician would ask a patient in a clinic. Subsequent questions are generated based on previous responses in real time, streamlining and rapidly focusing the diagnostic process. The software generates suggested symptoms for the user to consider to aid in differentiating the top possible diagnoses in order to reach a confident diagnosis. This allows lesser skilled individuals to rapidly achieve a more accurate diagnosis, even if they do not have the medical knowledge to know which symptoms are important for the diagnosis. When a diagnosis has been reached, NxOpinion provides disease descriptions, treatment recommendations and a referral to the next appropriate level of care depending on the user and resources available.
NxOpinion also leverages a reference guide that allows the user to search for diseases or symptoms and read more information about them, including a description of the disease or treatment recommendations. This application can be customized based on user skill level for use by lesser-skilled individuals, as well as by physicians and sophisticated hospitals to diagnosis and treat more than 800 diseases to date.
Chronic Disease Management Application — The chronic disease management application can be programmed to send patients customized reminders for their medications or treatments and it provides trends for recent lab values to help patients visualize the effectiveness of current treatments. It also provides clinically comprehensive health tips, based on the patients’ specific condition at the given time, and allows them to receive additional patient education and follow-up care directly from their doctor, all in one integrated management application. Physicians and/or clinics can use either a PC or Web interface to monitor all their chronic disease patients at a glance.

Treatment Adherence Application — The RHealth Advisor treatment adherence and follow-up care program provides a way to track and report patient compliance with treatment protocols and provides an analysis of the patient’s treatment response. Alerts and reminders, treatment adherence surveys, and additional monitoring and evaluation can be provided to assist the individual in adhering to their treatment regimen and allow the doctor to monitor the individual without scheduling an appointment. This sophistication is essential for monitoring and evaluating communicable disease outbreaks, follow-up care, treatment effectiveness, drug resistance and other important metrics in public health.
Electronic Health Record Application — Within the RHealth Advisor’s electronic health record application, users can enter health record information including demographics, allergy history, disease history, immunizations, surgical history, and more. The electronic health record is customized by age, gender, and geography. For example, a female patient will not see “male only” diseases when searching under disease history, providing a dynamic and individualized approach to electronic health records. All the information stored in the electronic health record is then utilized during the diagnostic process making the diagnosis even more accurate and customized to the individual. The EHR portion of RHealth Advisor can be interfaced with other existing EHR systems allowing for total system integration.
RHealth Advisor Health Tips — Within the health tips application, users can search current, relevant health tips which are listed by category such as “new mommy”, “teen health” or “men’s health.” RHealth Advisor has the capability to electronically send or “push” relevant tips to a user based on their diagnosis, health history and current condition. This feature provides continual education and follow-up recommendations for the individual post-diagnosis, saving the busy physician from this task. RHealth Advisor also generates daily health tips that are continually updated based on topics that are popular in health at the present time. Similarly, RHealth Advisor has a first aid application that allows a user to search for first aid topics such as “burns” or “choking” and provides them with immediate recommendations for actions to be taken.
RHealth Advisor’s suite of applications is designed for rapid regionalization by geography and language and approval by physician groups within each region. It can also be tailored and customized for use at multiple experience levels, from the lay person to the specialist physician. This allows it to be utilized by a wide variety of care providers with various skills and educational backgrounds worldwide.
In addition to the licensing revenues from RHealth Advisor, we expect revenues from analytical services to assist with global health trends and pharmaceutical compound research.
Market Overview and Opportunity
We believe the global market for RHealth Advisor is significant. Whether used as a mobile health diagnostic and screening tool by rural health workers in remote areas of the developing world or as a screening, diagnosis and record-keeping tool as a part of a developed nation’s national health program, we believe our software technology can greatly improve the effectiveness and delivery of health services worldwide.
We categorize our prospective customers into three major markets — Developing Countries, Emerging Markets, and Mature Markets. In the horizontal segments within these markets RHealth Advisor offers significant utility. The offering to each market is as follows:
•	Developing Countries — assist health care workers to extend medical intervention where there is limited or no availability of physicians.
•	Emerging Markets — to improve effectiveness in determining diagnoses and establishing standardized treatment regimens.
•	Mature Markets — to drive efficiency into the healthcare system, reducing costs and improving treatment adherence.

We target horizontal segments uses in these markets including:
•	Customer Segment
•	Consumers — for pre-screening, chronic disease management and treatment adherence
•	Hospital Systems and Patient Care Facilities — to increase throughput and efficiency, for triage and treatment management
•	Clinics and Physician Groups — for triage and treatment management

•	National Health Programs — for pre-screening and chronic disease treatment management

•	Non-Government Organizations — to identify health trends, disease eradication and data storage
•	Strategic Partners, Collaborators and Integrators
•	Insurance Carriers — for pre-screening and test validation

•	Pharmaceutical Research — accumulate compound and outcomes data analysis

•	Government Organizations — to identify health trends and delivery enhancements
•	Electronic Health Record Providers — for repository storage of medical records and linking to treatment and treatment management
•	Device Industry Partners — with hardware for field data capture
•	Third Party Service Providers — to assist in process management to increase efficiency and accuracy
•	Technology Partners — for integration of services

•	Regional Distributors — to centralize and standardize product and service offerings
End users that we target to employ our software in a variety of devices include consumers, nurses, assistants and a range of healthcare industry workers. The goal is to increase accuracy of diagnosis and treatment services, increase throughput and efficiency of patient care, reduce duplication and provide treatment response tracking. We expect to license our software solutions to such end users generally through the types of strategic partners, collaborators and integrators listed above.
Developing and emerging countries lack sufficient medical personnel, facilities and resources to meet the demand for healthcare. Trained healthcare workers are not available in areas where they are needed most. Our tools dramatically improve the ability of minimally trained health workers to provide a much higher level of care with confidence and accuracy.
Developed nations also face increasing and intense pressure to reduce the cost of healthcare services while maintaining a high quality of care. Through the innovative use of near real-time decision support technology we expand access to reliable health diagnosis and provide accurate triage, thus utilizing the minimum healthcare resources necessary and allowing only those with critical needs to be referred upward through the medical treatment system. We help guide appropriate treatment protocols at the proper level, whether it be the consumer, a local healthcare worker, a physician, a hospital or specialist. We believe our tools can contribute to lower costs and improved quality of care.
With access to mobile phones and the Internet, consumers are assuming more of their healthcare decision making while facing increased costs, as businesses and governments attempt to manage the delivery of services. Existing tools are inadequate as they lack the ability to interpret data, and are unable to ask the user for additional information in order to deliver a statistically relevant diagnosis and treatment plan.
Misdiagnosis remains the most common medical mistake. A 1997 survey conducted by the National Patient Safety Foundation found that even in non-ICU/ER situations there is anywhere from 8-40% chance of misdiagnosis. An Institute of Medicine (IOM) report in 2000 estimated that up to 98,000 deaths occur annually in the United States (U.S.) from medical errors, placing medical errors in the top ten causes of death in the U.S. In addition, it is estimated that over $37 billion is spent annually for treatment of medical errors of which $17 billion is preventable. Key contributing factors to misdiagnosis include lack of readily available and current medical information, inexperience in diagnosing disease systems outside one’s specialty, inexperience in recognizing potential treatment interactions, or an inability to gather enough facts and symptoms to make an accurate diagnosis. Our tools help prevent medical errors by providing a timely solution to avoid these common points of error.

We target our solution to the global marketplace knowing that our solution can be utilized to assist in delivering healthcare to a target market consisting of billions of people worldwide. As an indication of the breadth and diversity of our target applications consider the following illustrations:
•	Millions of rural healthcare workers are needed to serve more than 2.5 billion people in the developing and emerging countries of Asia, Africa and South America. India alone is seeking to train 250,000 first level workers to improve access to healthcare to over 500 million people. The funding for technology in these areas comes from governments and charitable organizations and we plan to support these efforts globally. Consumers in these markets are prime candidates for targeted marketing by pharmaceutical, biotechnology and medical device companies that seek an efficient and cost-effective method to target customers requiring their products. We believe that traditional advertising is ineffective in these markets. Through mobile phones we can deliver targeted information to people in need of healthcare services.
•	Through collaborations with other companies, such as Microsoft Corporation and Montana Healthcare Solutions, we expect to participate in a substantial developing market to allow individuals to manage their health information and associate with providers to more effectively manage their care. The goal of the governments in these emerging countries is to use technology to reduce costs while improving care, as well as having the ability to collect and store data that can be used for public health planning. We offer several modules, with our data collection and diagnostic information typically being the main offerings for joint marketing with partners. The population in the countries initially being targeted in this partnership exceeds 200 million.
•	We enrich the quality and relevance of health information that may be delivered to consumers, physicians and other healthcare professionals, employers and health plans. Unlike traditional delivery methods such as WebMD, we offer the ability to interact with a knowledge management system to create a diagnosis based on relevant data. Whether as a stand-alone website or as an engine powering the offerings of other sites, we believe we have an important role in supercharging the health information marketplace.
Our unique data interpretation capability solves the most difficult aspect of getting a correct diagnosis and appropriate treatment. Instead of just assembling facts, we take facts and use them to create diagnoses and treatments based on user inputs. We prompt users to enter relevant information necessary to confirm a diagnosis and guide treatment. Our solution has applications in large markets including:
•	The 30,000 hospitals in the U.S. and many more worldwide that are candidates for case management and clinical decision tracking which can benefit from our other modules. Many are being required to upgrade HIS systems to meet new regulations and are seeking cost-effective tools, such as ours, to reduce the incidence of misdiagnosis and minimize unnecessary tests or procedures.
•	Practicing physicians and clinics that wish to check or confirm diagnoses thus reducing misdiagnosis error rates and minimize unnecessary tests or procedures. There are over 600,000 physicians and surgeons in the U.S. alone and many more worldwide.
•	As a tool for medical training and education. Our system can become an integral part of medical student training, allowing students to quickly access information and self-check their diagnoses. We believe our solution can be an invaluable tool to help medical students learn the next question to ask in order to complete an accurate diagnosis. There are approximately 160 medical schools in the U.S. and WHO recognized over 1,600 international schools as of 2000.
•	Benefit managers who work to optimize care by identifying best practices and reducing unnecessary procedures.
Our Strategy and Collaborations
Strategy
Our mission is to save lives and improve quality of life through our innovative health information technology. Our mission is based on our founder’s vision of a truly global medical solution used to save lives through faster more accurate diagnosis and treatment. Our strategy is to partner with major organizations in the healthcare and technology fields to provide our software solution for use around the world. Much of our marketing has been done through strategic business partners, collaborations and prospective integrators. Microsoft, Intel and the Bill and Melinda Gates Foundation have been important in building awareness of our suite of products along with conferences and tradeshows.

Our strategy in developing and emerging countries is to use our solution to improve healthcare efficiency and delivery. We plan to do this through a flexible system that allows some of our efforts to be charitable, others at or near cost and others to be for-profit endeavors.
Our affiliation with the Robertson Research Institute (RRI), a 501(c)(3) public charity, is important for several reasons. We are affiliated with RRI for technology and common management which has been important in the development of our healthcare solution. It is equally important in the future because it allows us options to pursue a range of partnerships combining government, charity and for-profit entities in developing and emerging areas of the world.
We have one product distribution agreement with Aversien Science LLC, a Michigan limited liability company of which Dr. Robertson is an 8% owner, whereupon Aversien has limited rights to sell/market products/services on our behalf. We have agreed to pay to Aversien a portion of the sales proceeds for marketing/sales and support services to be determined on a project-by-project basis. We are working towards and anticipate developing other similar relationships wherein these companies work with us to sell and market our products and services worldwide.
The key element of our growth strategy is to build on existing collaborative arrangements and develop new collaborative relationships throughout the developing, emerging and developed regions of the world. We expect to continue to enhance the capabilities of our solutions and expand our medical database.
Collaborations and Integrations
Since our founding we have been closely partnered with Microsoft, employing their technology and using contract services and support to develop our core technology. We have developed our healthcare knowledge management system and have achieved platform independence, scalability and seamless interface with existing healthcare databases, Personal Health Record (PHR) systems, Health Information Systems (HIS) and other software. We are now collaborating with Microsoft and other major healthcare and technology leaders pursuing revenue opportunities worldwide.
We have a collaboration history with Microsoft since our inception in 2005. Under an August 2009 collaboration contract with Microsoft’s Unlimited Potential Group (UPG) we ported our consumer diagnostic software to deploy on Microsoft’s OneApp™ platform enabling feature phones in emerging markets to access mobile applications. The resulting global diagnostic health screening and information system proved our ability to port and operate our solution to remote mobile phones. Other current collaborations have initiated an expansion in integration of RHA with other Microsoft offerings and new mobile platform development. We are currently working towards deploying a WAP based application of RHealth Advisor for use outside of OneApp.
In developing countries and rural health our solution has been utilized by Johnson & Johnson Company, Intel Corporation, Microsoft Corporation, NetHope, and CARE as part of the architecture intended to standardize a healthcare infrastructure for government and humanitarian programs. In this arena we are also working with the Bill and Melinda Gates Foundation, the World Health Organization and others. These organizations together and individually promote rural health in developing countries and we believe our solution is the only diagnostic engine and database for worldwide rural health.
We are porting our clinical diagnostic software and other custom modules to be bundled with a new, powerful but economic HIS system targeted for small hospitals and physician clinics in the U.S., as well as medium and large hospitals in India. We have received development fees as advance licensing fees from this licensee, an affiliated company through common ownership with our founder and CEO.
In February 2010 we entered into a Memorandum of Understanding with Intel Corporation to create an Intel architecture-based clinical diagnostic product for use by healthcare workers in India.
Under a 2010 grant from Johnson & Johnson Company, managed by the Grameen Foundation, Robertson Research Institute (RRI) has been selected on a consulting basis to customize and port its consumer diagnostic engine and patient monitoring/compliance module to a mobile phone. The first pilot project is in India to help manage HIV patients and enhance their treatment compliance. While initially this project falls under our affiliated 501(c)(3) public charity, we believe the project will ultimately benefit RHS as a proof of concept project, and may open opportunities for a profitable contract which would then be transferred to RHS.

In December 2010 we signed a product distribution agreement with Montana Healthcare Solutions whereupon Montana Healthcare Solutions has limited rights to sell/market products/services on our behalf. We have agreed to pay to Montana Healthcare Solutions a portion of the sales proceeds for marketing/sales and support services to be determined on a project-by-project basis.
In December 2010 we signed an addendum to the product distribution agreement with Montana Health to include performance measures and revenue sharing should a contract with Sanlam Group be signed. This consumer driven project is to bring Diagnostic Support, integrated Sanlam risk management protocol and Health Insurance (top-up insurance) to MTN Subscribers.
Due to industry and customer interest in our solution, we continue to discuss future applications through collaborations and strategic alliances across a wide breadth of the health care industry. We expect future alliances and collaborations for applications at hospitals, clinics, in rural health, for telemedicine and in other areas, and such applications may involve inclusion of our software with other product or service offerings. We believe our solution has a significant competitive edge over other health information and clinical decision support systems.
Competition
The markets we participate in are intensely competitive, continually evolving and subject to rapid change. Other companies with competing applications may have greater technical resources, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases as well.
However, we believe that through our strategy of partnering we compete primarily on the strength of our technology where the principal competitive factors include:
•	Scalability — the ability to scale to large national health systems throughout the world.
•	Adaptability — ability to adapt to increasingly complex and changing healthcare systems.
•	Compatibility — ability to work seamlessly with a diverse range of input devices and back-end systems.
•	Functionality — ability to offer a wide scope of services to meet healthcare needs.
•	Performance — ability to perform rapidly given the large scale of functionality.
•	Security — ability to protect highly sensitive consumer information.
•	Reliability — ability to provide predictable and repeatable highly relevant diagnosis and treatment information.
•	Relationships with large healthcare organizations and corporations — we have demonstrated our ability to work with the largest organizations in the world.
We believe that we compete favorably with our competitors on the basis of the above factors. We compete most directly with other decision support systems such as WebMD Symptom Checker, Mayo Clinic Symptom Checker, ePocrates Essentials, Isabel, DiagnosisPro, Gideon, DxPlain, VisualDX and others. We stand out from the competition because of our diagnostic engine, which determines a diagnosis based on symptoms, as well as disease probability and possibility. In addition, ours is the only solution with the ability to query the user for additional relevant information to obtain a higher confidence level for diagnosis. As a result, our RHealth Advisor delivers a more accurate and relevant diagnosis. In addition it delivers better data integrity, increased patient adherence, a screening level that helps determine the service needed, monitoring and evaluation statistics, early detection of treatment failure, and pre-crisis intervention. Other important competitive factors in this area include device compatibility and portability, areas in which we believe we excel.
While we are not currently planning to compete directly with static health information services such as WebMD or MayoClinic, we do have a powerful health information database and strong tools that make the information useable as a resource and an educational tool. Should we license a system for use with our database or in combination with other databases, we believe we can distinguish ourselves, since we enrich data through interpretation. We also provide a user-rich experience because we integrate with personal history and current symptoms to provide diagnostic information, which other static health information systems do not currently offer.

Our ability to provide health records also makes us complimentary with product offerings including Microsoft’s HealthVault and others. We see opportunities to collaborate with such providers for our software modules to complement rather than compete. However, as we collaborate with one provider in an application area, we will compete with other providers for specific customers and business opportunities.
Government Regulation
The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our businesses, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.
The healthcare industry is subject to state and federal laws and regulations and to oversight by regulatory entities. While some of our products may be subject to government regulation, the effect on our customers may be more pronounced. Knowledge of applicable regulation and oversight is therefore critical to our business not only because of the compliance required for certain of our software products but also because it creates opportunities for us to sell products and services to customers to facilitate their compliance.
The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law and regulation that are relevant to our business:
United States Food and Drug Administration
The FDA has promulgated a draft policy for the regulation of computer software products as medical devices and a proposed rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. If our computer software functionality or certain of our tools is a medical device under the policy or a medical device data system under the rule, we could be subject to the FDA requirements discussed below. Although it is not possible to anticipate the final form of the FDA’s policy or final rule with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft policy or proposed rule is finalized or changed.
Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related article that is intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:
•	establishment registration and device listing with the FDA;
•	the Quality System Regulation, or QSR, which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of manufacturing;
•	labeling regulations and FDA prohibitions against the advertising and promotion of products for uncleared, unapproved off-label uses and other requirements related to advertising and promotional activities;
•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•	corrections and removal reporting regulations, which require that manufacturers report to the FDA any field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device.
Privacy and Security Regulations.
The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we collectively refer to as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. HIPAA prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.
State Laws
In addition to HIPAA, most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities.
Medical Professional Regulation
The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our product offerings, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment within the meaning of these laws. We have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.
Other Requirements
In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health and other information and healthcare provider information. The FTC has issued and several states have issued or are considering new regulations to require holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.
Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, and increase our cost of doing business.

Executive Officers
The current executive officers of the Company and their ages and business experience are set forth below:
Joel C. Robertson, Pharm.D., 58, has been a director since May 28, 2010 when he was also appointed Chairman of the Board, President and Chief Executive Officer, Dr. Robertson is a businessman, author and specialist in neuropharmacology. An internationally recognized clinician, he is also a bestselling author, lecturer, consultant and founder of Robertson Research Institute, a non-profit company formed in 2002 to develop the search engine underlying the Company’s technology. He formed RHS (formerly NxOpinion) in 2005 to assemble data and commercially exploit the developed software and he has served as the sole manager since inception. Dr. Robertson has extensive background and experience in the creation of new and innovative programs. He received national acclaim for his creation of a chemical dependency and psychiatric sub-acute care facility, has consulted with over 30 inpatient/outpatient chemical dependency and psychiatric facilities, and opened and administered two inpatient, three outpatient and day care facilities.
Melissa A. Seeger, CPA, 37, was appointed Treasurer and Secretary on May 28, 2010 and has over 12 years of public accounting experience with an emphasis on private company consulting and taxation. She has a Bachelor of Administration degree from Saginaw Valley State University, and became a Certified Public Accountant in the State of Michigan in 1998. As a public accountant, Ms. Seeger has worked with a variety of businesses, from start-ups to long established corporations in a wide array of industries with emphasis in medical and dental practices, retail, and service industries. Ms. Seeger joined Dr. Robertson and his affiliated companies as Controller in 2008. From 1996 to 2008, Ms. Seeger was employed by Yeo & Yeo, Certified Public Accountants, commencing as a staff accountant and advancing to the position of senior manager.
Employees
At September 30, 2010 we employed a total of 16 people. Of such employees, two were executive officers, eleven were in research and development, two in marketing, sales and licensing and one in general administration. We also use outside consultants for various services from time to time. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.
Available Information
Our transition report on Form 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.robertsonhealth.com shortly after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Form 10-KT, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

ITEM 1A.	RISK FACTORS
In addition to the information contained elsewhere in this annual report, you should consider carefully the following risk factors related to the Company. If any of the risks described below actually occur, our business, financial condition, results of operations, cash flows and stock price could be materially adversely affected. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report.

Risk Factors Relating to Our Business
We are a development stage company. Our products and services are being introduced into evolving and changing markets and face a relatively prolonged full adoption cycle by proposed users. Certain products, key to our future plans, continue to be adapted and improved for the intended end use. As a result and since we have not had significant revenues, we are still considered to be in the development stage and remain subject to all of the risks inherent in the establishment of a new business enterprise. An investment in our Company must be considered in light of all the risks inherent in any development stage business including the absence of a profitable operating history, lack of financial and customer market recognition, and limited banking and financial relationships. In addition, our business plan and operating strategy involves expansion into businesses and global markets that are highly competitive and dominated by large companies with long established and highly recognized market presence.
We have a history of losses and may incur future losses. From Inception to September 30, 2010, we have incurred significant losses and negative cash flow from operations and have a deficit accumulated during the development stage of $14,067,744. Our net losses for the transition period (nine months) ended September 30, 2010 and for the year December 31, 2009 were $3,735,431 and $1,575,052, respectively. Our ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. We could continue to incur losses in the future until revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.
Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In their audit opinions issued in connection with our consolidated balance sheets as of September 30, 2010 and December 31, 2009 and our related consolidated statements of operations, consolidated changes in stockholders’ deficit and cash flows for the periods then ended, our independent public accounting firms stated that our significant recurring net losses and our requirement to secure new financing raised substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. If we are unable to continue as a going concern, our stockholders may lose a substantial portion or all of their investment.
We may need additional financing to continue our operations. We may require substantial additional financing to continue development and marketing of our products and to execute our business plan. The development of our products may require the commitment of substantial funds to conduct the costly and time-consuming research and testing necessary to establish market acceptance and establish marketing and licensing capabilities. Our future capital requirements may depend on many factors, including progress in our research and development programs, our ability to establish collaborative arrangements with others for product development, marketing and distribution, the time and costs involved in obtaining any required regulatory approvals, and other economic factors outside our control. Accordingly, we may need to raise substantial additional capital to fund our operations. We anticipate that further funds may have to be raised through additional debt or equity financings, or through collaborative ventures entered with potential corporate or other partners to fund some or all of such activities. We do not currently have any such arrangements with any such corporate sponsors, and there can be no assurance that such arrangements will be consummated or that such collaborative ventures will be entered into by us on favorable terms, if at all. In addition, there can be no assurance we will otherwise be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to us. If such financings are not consummated or additional financing is not otherwise available, we may be required to modify our business development plans or reduce or cease certain or all of our operations. Failure to enter into such collaborative ventures or to receive additional funding to complete our proposed product development programs could have a materially adverse effect on our Company. In the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities because we may have to issue additional equity in connection with such financings.
We are dependent upon key personnel and consultants. Our success is heavily dependent upon the continued active participation of our current executive officers and other key employees. We are also highly dependent upon certain consultants and collaborating scientists. Loss of the services of one or more of these individuals could have a material adverse effect on our business, results of operations or financial condition. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Our products and services are developed by highly educated and trained personnel who cannot be quickly or easily replaced. Competition for qualified employees among medical information technology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our Company.

We are controlled by our current officers, directors and principal stockholders. Our directors, executive officers and principal stockholders beneficially own approximately 57% of our fully diluted shares of Common Stock. As a result, such persons will have the ability to exert substantial influence over the election of the members of our Board of Directors and to determine the outcome of most issues submitted to our stockholders for approval.
Conflicts of interest may arise relating to our technology license and other affiliate arrangements. Certain conflicts of interest now exist and will continue to exist between us and our executive officers and directors due to the fact that they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. We currently license our core technology from an entity controlled by our Chairman, President and CEO, Dr. Robertson. While we anticipate that Dr. Robertson will recuse himself from negotiations among us and affiliated Robertson Entities there can be no assurance thereof or that his ownership might not influence others. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Officers and directors are accountable to our Company as fiduciaries, meaning that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in our best interests may result in liability to us and to them. While our directors and officers may be excluded from liability for certain actions pursuant to indemnification agreements in our articles and bylaws or contracts, there is no assurance that our officers and directors would be excluded from liability or indemnified if they breach their loyalty to our Company.
We must develop a customer base and collaborations in order to grow our business. While we have certain customer collaborations on product development and marketing, in order to grow our business we must develop additional relationships with customers and collaboration partners to obtain the distribution to and use of our products by end customers, whether consumers, healthcare workers or others. We cannot guarantee that we will be able to develop a customer or collaboration base. Even if we obtain customers, we cannot guarantee that such parties will purchase, sell or distribute sufficient products at prices that will enable us to recover our costs in acquiring and servicing customers. Our ability to sell our products depends on a number of factors, including:
•	our ability to customize and introduce products that have the features required by particular customers;
•	our ability to develop relationships with customers and collaborators that will lead to use of our products by end users;
•	our ability to develop new markets for our products; and

•	our ability to develop international product distribution directly or through collaborative partners.
Healthcare service providers and users may not accept our products. The success of our current and future products may require acceptance or continued acceptance by healthcare service providers and end users. Such acceptance may depend on product research and testing, and the conclusion by such persons that our products are effective, safe, efficient, and utilize acceptable methods of diagnosis and benefits. Even if the efficacy of our products is established, healthcare industry participants may elect not to use our products for unanticipated reasons.
We may not be able to adequately enhance our products. The market for our proposed products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our future success may depend, in part, on our continued ability to enhance our current products, create synergies between our products and those of strategic partners and to introduce new products and features to meet changing customer requirements, technological advances and emerging industry standards. There can be no assurance that we will successfully complete the development of future products or, if developed, that our products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect our business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies less-competitive which would have a material adverse effect on our business and prospects.
Our products may not perform as projected. We have invested substantial resources in development of our products and services. There can be no assurance, however, that our products will perform as intended or be well-received by intended users. Furthermore, there can be no assurance that competitors will not introduce products that perform better, offer technological or competitive advantages, or are more readily accepted in the marketplace, than our products.

We face intense competition. Our proposed business is characterized by intense competition. Many companies, research institutes, hospitals and universities are presently working to develop products and processes in our fields of research and planned products. Most of these enterprises have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than our Company. Certain of such companies may have experience in undertaking testing of new or improved products similar in nature to that which we are developing and plan to introduce. Accordingly, other companies may succeed in developing products earlier than we do or that are more effective than those proposed to be developed and introduced by us. Further, competition in our field may intensify. There can be no assurance that we will be able to compete successfully.
We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations. We expect our proprietary products and technologies will be the source of substantially all of our future revenues. Revenues, if any, from our proprietary products and technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:
•	our ability to develop and supply our software products and solutions to collaboration partners and customers;
•	market acceptance of, and changes in demand for, our software products;

•	gains or losses of significant customers, collaborators or strategic relationships;

•	the availability, pricing and timeliness of licensing of our products by customers;
•	timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;
•	product obsolescence and the management of product implementations and transitions;

•	unpredictable installation, service or software warranty costs;

•	installation or order delays by customers;

•	general healthcare industry conditions, including changes in demand;
•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and
•	general political conditions in this country and worldwide that could affect spending for the products that we intend to offer.
Some or all of these factors could adversely affect demand for our products or technologies and, therefore, adversely affect our future operating results.
Our expenses may vary from period to period, which could affect quarterly results and our stock price. If we incur additional expenses in a quarter in which we do not experience revenues or increased revenues, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:
•	the timing and extent of our research and development efforts;

•	marketing, sales and licensing costs;

•	investments and costs of maintaining or protecting our intellectual property;

•	the extent of marketing and sales efforts and costs thereof to promote our products and technologies; and

•	the timing of personnel and consultant hiring.
Our products are subject to government regulation. Our current products are, and products in development will likely be, subject to domestic and foreign regulation. The material violation of these regulations could, among other adverse consequences, result in the issuance of an injunction to prevent further transgressions, adverse publicity, requests for recall, the suspension and/or withdrawal of applicable licenses, and criminal and civil liability. We may encounter significant delays or excessive costs in our efforts to secure and maintain necessary approvals or licenses, or we may never secure such approvals or licenses. There can be no assurance that applicable regulatory bodies will approve our products if required, or that approvals waived or already granted will continue in effect. Regulators may, and often do, view products differently than their proponents, and approvals that we believe to be forthcoming may be significantly delayed or denied altogether. In addition, laws or rules applicable to our products could be changed in a way unfavorable to us or our products. Any such change could have a material adverse effect on our ability to obtain approval for our products and on our prospects in general.

Our intellectual property may not be fully protected. We have no patents, trademarks or copyrights registered with the United States Patent and Trademark Office (the “PTO”) in connection with our products. Although we believe that we may be able to obtain intellectual property protection with respect to certain current products and/or products now in development, there can be no assurance that if we apply that the PTO or its overseas counterparts will issue patents for such inventions, or, if such patents are issued, whether they will provide meaningful protection for our products. We believe, however, that some of the intellectual property used in our products may be subject to common law protection as trade secrets and copyrights. However, we may not be able to obtain any patents in connection with our technology and may not be able to adequately protect our products. Also, we may, in the future, face allegations that our technology violates or infringes the intellectual property rights of others; although no such claims have been made, and we are not aware of a basis for any such claim. In either case, our business may be materially adversely affected, resulting in a loss of potential revenues, increased expenses and a potential loss of marketing opportunities.
There is widespread uncertainty in the U.S. healthcare industry. In the United States, and in many other countries, there are political and governmental initiatives including, but not limited to, the recently enacted federal Patient Protection and Affordable Care Act, to significantly modify the domestic healthcare system and the manner in which medical care is delivered and reimbursed. These initiatives have created an intense and sometimes antagonistic political debate and the outcome of this process is uncertain. This process could result in decisions and outcomes that may be unfavorable to our operations.
Our business may expose us to potential product liability risks. Our business may expose us to potential product liability risks that are inherent in providing medical diagnosis-related services and predictive technologies, and there can be no assurance that we will be able to avoid significant product liability exposure. Although we anticipate we may obtain product liability insurance, there can be no assurance that we will not face claims that exceed any possible insurance coverage, when and if obtained. Product liability insurance in the healthcare industry is generally expensive, and there can be no assurance that we will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. A successful products liability claim, if any, brought against us could have a material adverse effect on our business, financial condition and results of operations.
Inadequate internal controls and accounting practices could lead to errors, which could negatively impact our business, financial condition, results of operations and cash flows. We need to establish additional internal controls and management oversight systems. Our small size and limited personnel and consulting resources make doing so more challenging than for more established entities. We may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error, unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances. It will be necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted, which could harm our business, financial condition, results of operations and cash flows.
Risk Factors Relating to Our Common Stock
There can be no assurance that an active trading market for shares of our common stock will develop. There is a minimal public market for our common stock. We cannot be certain that more of a public market for our common stock will develop, or if developed, the extent to which investor interest in our company will sustain an active trading or how liquid such a market might be in the future. Our Common Stock will likely be thinly traded compared to larger more widely known companies. It is possible that an active trading market, if established, will not continue and there can be no assurance as to the price at which our common stock will trade. We are not subject of any research analyst coverage. The absence of research analyst coverage can adversely affect the market value and liquidity of an equity security.

We cannot predict the price range or volatility of our common stock and sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock. From time to time, the market price and volume of shares traded of companies in the industries in which we operate experience periods of significant volatility. Company-specific issues and developments generally affecting our industries or the economy may cause this volatility. The market price of our common stock may fluctuate in response to a number of events and factors, including:
•	general economic, market and political conditions;
•	quarterly variations in results of operations or results of operations that are below public market analyst and investor expectations;
•	changes in financial estimates and recommendations by securities analysts;

•	operating and market price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets; and

•	sales of common stock or other securities by insiders.
In addition, broad market and industry fluctuations, investor perception and the depth and liquidity of the market for our common stock may adversely affect the trading price of our common stock, regardless of actual operating performance.
Sales or distributions of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. All of the shares of our common stock, other than the shares held by executive officers and directors, are eligible for resale in the public market. Substantial selling of our common stock could adversely affect the market price of our common stock.
Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 other than (a) securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market (provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system) or (b) securities that meet certain net tangible asset or revenue thresholds. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.
We may issue additional common stock in the future. The issuance of additional common stock may reduce the value of your common stock. We may issue additional shares of common stock without further action by our stockholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares. The issuance of additional shares of common stock may cause the market price of our common stock to decline.
Sales of common stock issuable on the exercise of any existing or future options or warrants may lower the price of our common stock. We have a stock option plan authorizing the grant of options to purchase up to 1,400,000 shares of our common stock to our employees, directors and consultants. We have warrants on up to 862,041 common shares outstanding as part of our debt and equity financings and may issue common stock purchase warrants or other securities convertible into common stock in the future. The issuance of shares of common stock issuable upon the exercise or conversion of convertible securities, options or warrants could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock. We are authorized to issue up to 1,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.
The payment of dividends will be at the discretion of our Board of Directors. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant.
Our inability to comply with internal control requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 could have a negative impact on our stock price. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K. If we are unable to conclude that we have effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the reliability of our financial statements that could result in a decrease in the value of our securities. Our current management team has only recently been subject to and needed to establish and evaluate our internal controls over financial reporting. Given the recent status of our efforts, coupled with our currently limited personnel and financial resources, substantial uncertainty exists regarding our ability to comply with these requirements on an ongoing basis.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Our executive offices, sales and research and development and production facility are located at 4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan. This lease expires June 30, 2012. We presently occupy approximately 5,625 square feet and our base monthly rent payments are approximately $5,562. In addition to the base rent payment, a monthly allocation for taxes, insurance, maintenance, utilities, and services is payable to the lessor, currently $1,600 per month, for a total rent payment of $7,162. We believe this space is adequate for our needs for the foreseeable future.
Effective in June 2007, our wholly-owned subsidiary ASI Capital Corporation subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada. The current monthly payment of $6,543, including a negotiated rent concession through December 31, 2010, is subject to future cost of living and operating expense adjustments, through March 2012. We have no plans to use the ASI Capital facilities that we subleased for one year, subject to renewal, in June, 2010, at the rate of $3,747 per month. There can be no assurance of future lease concessions or that our sublease will continue for the remaining term of the lease. At September 30, 2010 we had a facility exit cost liability of $82,154 and this amount may require future adjustment depending on actual sublease or concession results and other factors.

ITEM 3.	LEGAL PROCEEDINGS
We are not a party to any material pending legal proceedings as of the date of this report. However, we may at times in the future become involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Robertson Technology Licensing, LLC, a wholly-owned subsidiary of the Company, has been threatened with litigation by Aversien Science, LLC and R.E. Lloyd Group Holdings, LLC (the “Claimants”). The Claimants contend that Robertson Technology Licensing, LLC, entered into a series of agreements granting the Claimants the right to serve as exclusive agents of the Company in connection with certain transactions that were being considered by the Company. The Company disputes the agency of the Claimants. Further, the Company has elected not to pursue the transactions allegedly contemplated by the agency and believes there is therefore no basis for the maintenance of the claims.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.001 par value, is quoted on OTC Bulletin Board (OTCBB) under the symbol “ASIT.”
The following table sets forth the high and low bid quotations for our common stock for the year ended December 31, 2009 and the nine months ended September 30, 2010 as reported by the OTC Bulletin Board:

	Bid Quotations
	High	Low
Year Ended September 30, 2009
First Quarter	$4.50	$3.00
Second Quarter	$3.75	$3.00
Third Quarter	$3.75	$3.00
Fourth Quarter	$3.00	$0.00

Nine Months Ended September 30, 2010
First Quarter	$0.00	$0.00
Second Quarter	$5.625	$0.00
Third Quarter	$4.50	$0.00
Trading during the above periods was very limited and sporadic and the OTC Bulletin Board did not report bid quotation activity for quarters with no trading activity. Historical quotations have been adjusted to reflect the 1 for 15 reverse stock split that was effective August 6, 2010. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.
Holders
We had 11,543,369 shares issued and outstanding by 1,093 holders of record of our common stock at December 27, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information
The following table sets forth information as of September 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	590,078	$3.22	833,600
Equity compensation plans not approved by security holders	-0-	—	-0-

Total	590,078	$3.22	833,600

(1)	In February 2010, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2010 (the “2010 Incentive Plan”) authorizing the grant of equity-based incentives to employees and consultants including stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards on the lesser of (a) on a cumulative basis 15% of the aggregate shares of our common stock issued and outstanding at any grant date (currently limited to the maximum 1,400,000 shares) or (b) 1,400,000 shares. The Incentive Plan terminates in February 2020.
Recent Sales of Unregistered Securities
No securities were sold within the past two years that were not registered under the Securities Act and not previously reported.
Issuer Purchases of Equity Securities
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this transition report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this information statement, particularly in “Risk Factors”.
Overview
We license RHealth Advisor, a medical knowledge platform powering a suite of health applications, including our leading diagnostic module, for global healthcare delivery. The medical knowledge management system, use of mathematical and statistical bases and business process for our core software platform was invented by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. We believe RHealth Advisor is an advanced and powerful global healthcare solution that improves medical outcomes and is uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

Our software platform employs rich web services allowing mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform modules include a diagnostics module that mimics skilled clinical reasoning to determine the most possible and probable diagnosis and then the unique ability to provide the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. Other modules include chronic disease management, treatment adherence and electronic health records. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in our management’s view, that RHealth Advisor is ready for worldwide commercialization and we are now scaling and customizing our software for targeted large volume applications.
We are organized to generate revenue by licensing our software platform and modules generally through collaborative efforts with other organizations. License and revenue agreements have been signed with affiliated companies and collaboration partners. These agreements have not yet generated significant revenue for us, but have been issued in anticipation of RHealth Advisor’s commercialization. We expect license fees to be either (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.
Recent Events
On May 28, 2010, Robertson Global Health Solutions Corporation (“RGHS”) (formerly ASI Technology Corporation (“ASI”)) completed the acquisition of NxOpinion, LLC (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”) pursuant to the terms of an Agreement and Plan of Recapitalization dated May 28, 2010 (the “Recapitalization Agreement”). As a result of the Merger, the business of NxOpinion, is now owned by Robertson Health Services, Inc. (“RHS”), our wholly-owned subsidiary. RGHS, together with its wholly-owned subsidiaries, is referred to herein as the “Company”, “we”, “us” or “our”.
We experienced a change in control because NxOpinion securityholders owned approximately 90% of the outstanding common stock immediately after the Merger. Further, all members of the executive management of the combined company are from NxOpinion. Therefore, NxOpinion was deemed to be the acquiring company for accounting purposes. Based on the above and in accordance with accounting principles generally accepted in the United States, the Merger was considered to be a reverse acquisition and recapitalization. As a result, the cost of the Merger was measured at the fair value of net assets acquired and no goodwill was recognized.
We assumed the debts of NxOpinion and restructured other debts as more fully described in Note 2 to the interim financial statements included herein.
Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since inception. Management has plans to generate revenues and to seek additional capital, as described herein. However there can be no assurance additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, real estate valuation and impairment, stock-based compensation, reverse acquisition accounting, facility exit liability and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Real estate — Real estate owned and now held for sale includes properties acquired through deed in lieu of foreclosure in December 2009. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist estimating the fair value of these properties based on Level 3 inputs of Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosure” management uses current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, our policy is to capitalize costs relating to any improvements of properties. Holding costs are charged to expense as incurred.
Real estate owned was classified as held for sale beginning in June 2010 when management determined it met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell.
Stock-based compensation — We account for share-based compensation in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” requiring the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
Reverse acquisition accounting — Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. ASC 805-10-55-12, “Business Combinations,” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the Merger. Based on a review of these factors, the Merger with NxOpinion was accounted for as a reverse acquisition pursuant to ASC 805-40 (i.e., RGHS was considered the acquired company and NxOpinion was considered the acquiring company). As a result, RGHS’s assets and liabilities as of May 28, 2010, the date of the Merger closing, have been incorporated into NxOpinion’s (now RHS) balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the Merger. Application also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. We recorded no goodwill in the Merger. Further, the Company’s operating results (post-Merger) include NxOpinion’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although NxOpinion was considered the acquiring entity for accounting purposes, the Merger was structured so that NxOpinion (now “RHS”) became a wholly-owned subsidiary of RGHS (formerly ASI).
In accordance with ASC 805-40-45-2 the historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of September 30, 2010, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital (deficit) rather than stockholders’ equity (deficit).

Facility exit liability — The Company accounts for an unused operating office lease in accordance with ASC 420, “Exit or Disposal Cost Obligations” and is required to make continuing estimates related to estimated sublease and concession amounts.
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
There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended September 30, 2010. For further information on our critical accounting policies, refer to Note 2 to our consolidated financial statements.
Comparison of Operating Results for the Nine Months Ended September 30, 2010 compared to the year ended December 31, 2009
Revenues. No revenues were generated during either period. The revenue recognized in the inception to date column related to a one time development collaboration agreement with Microsoft Corporation. This revenue is not related to the planned commercialization of the Company’s product and is not expected to recur in the future.
Product and content development expenses — Product and content development costs consist primarily of personnel costs and technology consulting costs. Personnel costs related to product and content development were $400,941 for the nine months ended September 30, 2010 and $402,250 for the year ended December 31, 2009. The relative increase resulted from non-cash stock-based compensation and due to an increased allocation of employee time spent on product and content development. Technology costs were $3,696 for the nine months ended September 30, 2010 and $118,174 for the year ended December 31, 2009. Product and content development costs for the year ended December 31, 2009 included $113,978 of outside technology costs incurred to develop an application with Microsoft of our software enabling mobile functionality. There was no comparable amount in 2010.
Product and content development personnel costs for the nine months ended September 30, 2010 included $63,155 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan. There was no comparable non-cash stock-based compensation costs for the year ended December 31, 2009.
Our product and content development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting firms and collaborations with development partners. Based on current plans and staffing, we expect fiscal year 2011 product and content development costs to be comparable to expenditures during 2010.
Selling, general and administrative expenses — These costs consist primarily of personnel costs, occupancy and professional fees. Personnel costs related to selling, general and administrative activities were $724,220 for the nine months ended September 30, 2010 and $675,488 for the year ended December 31, 2009. The relative increase netted from non-cash stock-based compensation and a decreased allocation of employee time spent on general and administrative activities. Occupancy costs were $40,078 for the nine months ended September 30, 2010 and $54,761 for the year ended December 31, 2009. Professional fees related to selling, general and administrative activities were $418,392 for the nine months ended September 30, 2010 and $202,046 for the year ended December 31, 2009. The increase in professional fees resulted from approximately $267,000 of legal costs associated with the Merger.

Selling, general and administrative personnel costs for the nine months ended September 30, 2010 included $245,447 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan. There was no comparable non-cash stock-based compensation costs for the year ended December 31, 2009.
We may expend additional resources on marketing and licensing our products in future periods and hire additional personnel which may increase selling, general and administrative expenses.
Impairment expense — As discussed in Note 5 and 14 of the consolidated financial statements included herein, we reported $1,548,375 of asset impairment expense for the nine months ended September 30, 2010 to reduce the carrying value of real estate reclassified as held for sale in June 2010. There was no comparable impairment expense for the prior year.
Other income (expenses) — Net other expenses of $301,121 included $299,080 of interest expense for the nine months ended September 30, 2010 of which $206,842 was non-cash accretion and other interest related expenses. The $171,320 of net other income for the year ended December 31, 2009 included $262,088 gain from debt cancellation related to a favorable settlement with a vendor reduced by $95,389 of interest expense.
Net loss — Our net loss for the months ended September 30, 2010 was $3,735,431 compared to a net loss of $1,575,052 for the year ended December 31, 2009. The increased loss included the non-cash impairment expense for real estate and was impacted by increased personnel costs for non-cash stock-based compensation over the prior year.
Liquidity and Capital Resources
At September 30, 2010 we had cash and equivalents of $40,976 compared to $35,333 at December 31, 2009. Net cash used by operating activities was $666,709 during the nine months ended September 30, 2010, compared to $577,434 used by operating activities for the year ended December 31, 2009. The current period net cash used by operating activities included the net loss of $3,735,431 reduced by $1,548,375 of non-cash impairment expense, $308,602 of non-cash stock-based compensation costs and $213,276 of non-cash interest and other non-cash expenses. Other changes providing cash from operating activities included a $727,606 increase in accounts payable and accrued expenses and $146,253 of stockholder advances and deposits. Until the company can begin to generate revenue, we expect continued cash operating deficits.
As a result of the Merger, cash in the amount of $243,296 was infused into the Company during the quarter ended June 30, 2010. In a related transaction, $300,000 of cash was received from the sale of water rights contemplated by the Merger.
Our principal source of liquidity at September 30, 2010 consisted of cash of $40,976. In October 2010 we sold our real estate with proceeds of $850,000 anticipated by January 2011 less $150,000 to be applied to repay stockholder advances. We have no other unused sources of liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $2,700,000 to meet its operating requirements for the next twelve months. We also have principal amounts due on debt of $1,177,418 due in the next twelve months. The Company may also elect to expand its business activities by hiring additional personnel or expanding its marketing or other activities. Some of the required funds may be generated from future revenues or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to curtail or scale back operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS & PROCEDURES
Attached as exhibits to this Form 10-KT are certifications of our President (“Principal Executive Officer” or “PEO”) and Chief Accounting Officer (“Principal Financial Officer” or “PFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
At the conclusion of the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of a material weakness in our internal control over financial reporting, discussed below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.
Based on this assessment, management identified two material weaknesses in our internal control over financial reporting:
1.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties including the initiation of transactions, the custody of assets and the recording of transactions that should be performed by separate individuals may not currently be economically feasible in the immediate future.
2.	We lacked independent oversight by an audit committee of independent members of the Board of Directors throughout the year.
Management evaluated the impact of our failure to have segregation of duties and an audit committee on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. While these material weaknesses did not have an effect on our reported results or any related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses management concluded that our internal control over financial reporting needs improvement and was not effective. Due to our small size and limited financial resources we rely on our CFO (our PFO) to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our CEO and Board of Directors. Also due to our size and the Merger and Board restructuring during the year we did not have at all times sufficient qualified independent directors and qualified audit committee members.
Management has concluded that with certain management oversight controls that are in place and the use of an outside SEC and GAAP consultant for each period closing that the risks associated with limited accounting personnel is not sufficient to justify the costs of adding personnel at this time. However management intends to takes steps during fiscal 2011 to limit or segregate bank signature authority from initiation and recording functions and provide for more thorough CEO and higher Board level review of quarterly and annual reports. The Company is also in the process of establishing an independent audit committee for fiscal 2011.
This Transition Report on Form 10-KT does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm. Under Dodd-Frank Wall Street Reform and Consumer Protection Act non-accelerated filers, issuers with market capitalization of less than $75 million, receive a permanent exemption from complying with Section 404(b) of the SOX Act of 2002.
Inherent Limitations on Effectiveness of Controls
Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting
No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Termination of a Material Definitive Agreement
As previously disclosed on Form 10-Q for the period ended June 30, 2010, Robertson Technologies Licensing, LLC (“RTL”), a wholly-owned subsidiary of the Company, was party to a License Agreement (the “License Agreement”) with Companies on Text, LLC (“COT”). The License Agreement granted COT a revocable-for-cause, exclusive license to use NxOpinion, the Company’s diagnostic application for the sale in two (2) specific markets in the United States. The markets were to include the sale of pre-paid card technology and sale to residents through multi-dwelling units channels. RTL and COT were also parties to two addenda to the License Agreement that added US Wireless Phone Carriers and specific direct-to-consumer international markets to the revocable-for-cause, exclusive license to use NxOpinion. In consideration for the license and other rights granted, COT was to meet certain performance measures and pay RTL platform setup fees, exclusivity rights market fees, advance license fees, and license fees. As of June 29, 2010, no payment on the License Agreement had been received by RTL, therefore RTL provided COT with notice that unless payment as agreed upon was received by August 13, 2010, the License Agreement would be terminated. No payment was received by August 13, 2010 resulting in termination of the License Agreement, including the addenda thereto, on that date.
PART III
Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the Proxy Statement).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as a part of this report:
(1)	Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-1 and F-2

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	F-3

Consolidated Statements of Operations for the Nine Months Ended September 30, 2010, the Year Ended December 31, 2009 and the period from inception (April 11, 2005 to September 30, 2010	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (April 11, 2005) to September 30, 2010	F-5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010, the Year Ended December 31, 2009 and the period from inception (April 11, 2005) to September 30, 2010	F-6

Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the consolidated financial statements or the notes thereto.
(3)	Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-KT.

Silberstein Ungar, PLLC

CPAs and Business Advisors

phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Robertson Global Health Solutions Corporation

We have audited the accompanying consolidated balance sheet of Robertson Global Health Solutions Corporation and Subsidiaries (a development stage company) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2010 and for the period from April 11, 2005 (inception) through September 30, 2010. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Robertson Global Health Solutions Corporation and Subsidiaries as of December 31, 2009 were audited by other auditors whose report dated March 10, 2010 raised substantial doubt that the Company would continue as a going concern. We did not audit the consolidated financial statements for the period April 11, 2005 (inception) through December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated statements of operations, stockholders’ deficit, and cash flows for the period April 11, 2005 (inception) through December 31, 2009, insofar as it relates to the amounts for prior periods through December 31, 2009 is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robertson Global Health Solutions Corporation as of September 30, 2010, and the results of its operations and its cash flows for the nine months ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, MI
December 29, 2010

ROBERT E. LIST, CPA
STEWART J. REID, CPA
MICHAEL L. HANISKO, CPA
DAVID D. QUIMBY, CPA
KATHLYN M. ENGELHARDT, CPA
RENAE M. CLEVENGER, CPA
AMY L RODRIGUEZ, CPA
SCOTT A. NIETZKE, CPA

WALTER G WEINLANDER, CPA
ROY A. SCHAIRER, CPA
JAMES L WHALEY, CPA
JEROME L. YANTZ, CPA
PHILIP T. SOUTHGATE, CPA
ROBERT J DUYCK, CPA
WEINLANDER FITZHUGH
CERTIFIED PUBLIC ACCOUNTANTS
& CONSULTANTS
INDEPENDENT AUDITOR’S REPORT
March 10, 2010
Board of Directors and Members
NxOpinion, LLC (a development stage company)
We have audited the accompanying consolidated balance sheet of NxOpinion, LLC and subsidiary (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, members’ deficit and cash flows for the years ended December 31, 2009 and 2008 and for the period from April 11, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of NxOpinion, LLC at December 31 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and the period from April 11, 2005 (inception) to December 31 2009, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that NxOpinion, LLC will continue as a going concern. As discussed in Note 1 to the financial statements, NxOpinion, LLC has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1600 CENTER AVENUE
POST OFFICE BOX 775
BAY CITY, MI 48707-0775
989-893-5577
800-624-2400
FAX 989-895-5842
www wf-cpas.com
wf@wf-cpas.com

OFFICES: BAY CITY, CLARE
GLADWIN AND WEST BRANCH
RSM McGladrey Network
An Independently Owned Member

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash	$40,976	$35,333
Accounts receivables — related parties	8,842	88,000
Prepaid and other	27,268	—

Total current assets	77,086	123,333

Property and equipment, net	4,114	3,380
Real estate held for sale, net	696,625	—

Total assets	$777,825	$126,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$584,279	$1,261,497
Accrued liabilities	354,633	326,711
Deposits	3,747	—
Related party deferred revenue	207,416	207,416
Stockholder advances	150,000	—
Notes payable directors and stockholders — net	814,826	492,748
Notes payable other — net	476,743	231,983
Convertible notes payable — net	—	265,792
Warrant liability	—	234,035
Current portion of facility exit liability	51,056	—
Current portion bank financing	50,000	250,000

Total current liabilities	2,692,700	3,270,182

Long-term debt
Bank term note	187,499	—
Facility exit liability	31,098	—

Total long-term debt	218,597	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 20,000,000, 11,543,369 and 10,000,000 shares issued and outstanding, respectively	11,543	10,000
Paid in capital	11,922,729	7,178,844
Deficit accumulated during development stage	(14,067,744)	(10,332,313)

Total stockholders’ deficit	(2,133,472)	(3,143,469)

Total liabilities and stockholders’ deficit	$777,825	$126,713

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations

	Nine-Month	Nine-Month		April 11, 2005
	Transition	Comparative	Year	(date of
	Period Ended	Period Ended	Ended	inception) to
	September 30,	September 30,	December 31,	September 30,
	2010	2009	2009	2010
		(Unaudited)
Revenues
Contract fees	$—	$—	$133,000	$133,000

Operating expenses
Cost of revenues	—	—	139,536	139,536
Product and content development	522,908	528,313	634,039	5,543,957
Selling, general and administrative	1,363,027	818,615	1,105,797	6,654,686
Impairment expense on real estate held for sale	1,548,375	—	—	1,548,375

Total operating expenses	3,434,310	1,346,928	1,879,372	13,886,554

Operating loss	(3,434,310)	(1,346,928)	(1,746,372)	(13,753,554)

Other income (expense)
Unrealized gain on derivative revaluation	12,658	2,586	4,621	17,279
Interest and other income	15,254	262,088	262,088	310,234
Other expenses	(29,953)	—	—	(93,272)
Interest expense	(299,080)	(71,597)	(95,389)	(548,431)

Total other income (expense)	(301,121)	193,077	171,320	(314,190)

Net loss	$(3,735,431)	$(1,153,851)	$(1,575,052)	$(14,067,744)

Loss per share (basic)	$(0.35)	$(0.12)	$(0.16)	$(1.40)

Weighted average number of common shares outstanding	10,680,144	10,000,000	10,000,000	10,069,239

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Dollars	Capital	Deficit	(Deficit)

Balances, April 11, 2005 (date of inception)	—	$—	$—	$—	$—

Stock issued to founder for technology	9,600,000	9,600	(9,600)	—	—
Founder stock assigned to director	290,000	290	(290)	—	—
Sale of stock for cash at $2.50 to $3.25 per share	1,156,000	1,156	3,348,844	—	3,350,000
Forfeiture of founder stock — net	(1,046,000)	(1,046)	1,046	—	—
Net loss	—	—	—	(1,373,347)	(1,373,347)

Balances, December 31, 2005	10,000,000	$10,000	$3,340,000	$(1,373,347)	$1,976,653

Sale of stock at $2.50 to $4.00 per share	456,500	456	1,759,544	—	1,760,000
Repurchase of stock at $2.50 per share	(144,000)	(144)	(359,856)	—	(360,000)
Forfeiture of founder stock — net	(312,500)	(312)	312	—	—
Net loss	—	—	—	(3,488,381)	(3,488,381)

Balances, December 31, 2006	10,000,000	$10,000	$4,740,000	$(4,861,728)	$(111,728)

Sale of stock at $2.00 to $6.00 per share	414,038	414	1,089,586	—	1,090,000
Forfeiture of founder stock	(414,038)	(414)	414	—	—
Net loss	—	—	—	(2,451,762)	(2,451,762)

Balances, December 31, 2007	10,000,000	$10,000	$5,830,000	$(7,313,490)	$(1,473,490)

Sale of stock at $2.00 to $3.25 per share	658,154	658	1,158,342	—	1,159,000
Forfeiture of founder stock	(658,154)	(658)	658	—	—
Net loss	—	—	—	(1,443,771)	(1,443,771)

Balances, December 31, 2008	10,000,000	$10,000	$6,989,000	$(8,757,261)	$(1,758,261)

Sale of stock at $1.00 per share	428,500	428	428,072	—	428,500
Classification of 416,000 warrants as a liability	—	—	(238,656)	—	(238,656)
Forfeiture of founder stock	(428,500)	(428)	428	—	—
Net loss		—	—	(1,575,052)	(1,575,052)

Balances, December 31, 2009	10,000,000	$10,000	$7,178,844	$(10,332,313)	$(3,143,469)

Sale of stock at $1.00 per share	125,000	—	125,000	—	125,000
Classification of 125,000 warrants as a liability	—	—	(69,497)	—	(69,497)
Forfeiture of founder stock	(125,000)	—	—	—	—
Record beneficial conversion of $170,000 of convertible notes	—	—	89,048	—	89,048
Redemption of stock	(3,076)	(3)	(11,997)	—	(12,000)
Shares issued on conversion of convertible debt at $1.00 per share	3,076	3	3,073	—	3,076

Merger related equity transactions:
Historical ASI Technology shares	1,154,248	1,154	2,718,773	—	2,719,927
Shares issued on conversion of convertible debt at $1.00 per share	214,223	214	214,009	—	214,223
Reclassification of warrant liability to equity			379,922	—	379,922
Value of 100,000 warrants issued to founder related to debt extinguishment			250,000	—	250,000
Capital contribution from related party debt extinguishment			510,000	—	510,000
Value of 51,041 warrants issued to stockholders related to debt restructuring and guarantee			55,750	—	55,750

Shares issued on conversion of convertible debt at $1.00 per share	175,698	176	175,522	—	175,698
Payment of fractional shares on reverse stock split	(800)	(1)	(4,320)		(4,321)
Stock based compensation			308,602		308,602
Net loss	—	—	—	(3,735,431)	(3,735,431)

Balances, September 30, 2010	11,543,369	$11,543	$11,922,729	$(14,067,744)	$(2,133,472)

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows

	Nine-Month	Nine-Month		April 11, 2005
	Transition	Comparative	Year	(date of
	Period Ended	Period Ended	Ended	inception) to
	September 30,	September 30,	December 31,	September 30,
	2010	2009	2009	2010
		(Unaudited)
Operating activities
Net loss	$(3,735,431)	$(1,153,851)	$(1,575,052)	$(14,067,744)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,512	6,307	8,409	42,178
Amortization of deferred rent and facility exit liability	(14,373)	—	—	(14,373)
Adjustment of accrued facility exit liability	29,953	—	—	29,953
Unrealized gain on derivative revaluation	(12,658)	(2,586)	(4,621)	(17,279)
Impairment expense	1,548,375	—	—	1,548,375
Gain on debt cancellation	—	(262,088)	(262,088)	(262,088)
Note discount accretion	101,410	—	—	101,410
Beneficial conversion of convertible debt	89,048	—	—	89,048
Value of warrants issued for note guarantee	16,384	—	—	16,384
Stock based compensation	308,602	—	—	308,602
Changes in:
Accounts receivable — related parties	84,758	—	(83,000)	(3,242)
Prepaid and other	(19,991)	—	—	(19,991)
Accounts payable and accrued expenses	727,606	799,220	1,054,805	3,125,468
Deposits	(3,747)	—	—	(3,747)
Deferred revenue	—	50,000	207,416	207,416
Stockholder advances	150,000	—	—	150,000
Accrued interest	59,843	55,082	76,697	215,379

Net cash used by operating activities	(666,709)	(507,916)	(577,434)	(8,554,251)

Investing activities
Purchase of property and equipment	(3,922)	—	—	(45,969)
Proceeds from sale of assets	300,000	—	—	300,000
Cash received in merger transaction	243,296	—	—	243,296

Net cash provided by investing activities	539,374	—	—	497,327

Financing activities
Sale of common stock	125,000	261,000	428,500	7,912,500
Repurchase of common stock	(12,000)	—	—	(372,000)
Payment of fractional shares	(4,321)	—	—	(4,321)
Proceeds from issuance of debt	245,000	250,000	250,000	920,416
Repayment of debt	(220,701)	(3,604)	(66,616)	(358,695)

Net cash provided by financing activities	132,978	507,396	611,884	8,097,900

Net increase (decrease) in cash	5,643	(520)	34,450	40,976
Cash, beginning of period	35,333	883	883	—

Cash, end of period	$40,976	$363	$35,333	$40,976

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$29,100	$13,510	$3,190	$150,435
Transfers of liabilities from affiliate for costs incurred	$—	$—	$209,135	$824,053
Derivative liability recorded for warrants	$(221,377)	$144,350	$238,656	$17,279
Issuance of debt in redemption of accrued liabilities	$625,632	$—	$—	$625,632
See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
1. Nature of Operations, Description of Business and Basis of Presentation
Nature of Operations
On May 28, 2010, Robertson Global Health Solutions Corporation (“RGHS”) (formerly ASI Technology Corporation (“ASI”) completed the acquisition of NxOpinion, LLC and its subsidiary (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”) pursuant to the terms of an Agreement and Plan of Recapitalization dated May 28, 2010 (the “Recapitalization Agreement”). As a result of the Merger, the business of NxOpinion is now owned by Robertson Health Services, Inc. (“RHS”), a wholly-owned subsidiary of RGHS. The post-merger company is referred to herein as the “Company.”
The Company experienced a change in control because NxOpinion security holders owned approximately 90% of the outstanding common stock immediately after the Merger. Further, all members of the executive management of the combined company are from NxOpinion. Therefore, NxOpinion is deemed to be the acquiring company for accounting purposes. Based on the above and in accordance with accounting principles generally accepted in the United States, the Merger is considered to be a reverse acquisition and recapitalization. As a result, the cost of the Merger was measured at the fair value of net assets acquired and no goodwill was recognized (see Note 3).
Description of Business
The Company has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic module, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by the NxOpinon’s founder and the Company’s CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform modules include chronic disease management, treatment adherence, electronic health record, and diagnostics that mimic skilled clinical reasoning to determine the most possible and probable diagnosis. In addition, RHealth Advisor provides the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.
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
Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to September 30, 2010, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $14,067,744. The Company’s ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Principles of Consolidation
In the consolidated financial statements and the notes thereto, all references to historical information, balances and results of operations are related to NxOpinion (now RHS) and its subsidiary as the predecessor company pursuant to reverse acquisition accounting rules. Under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect NxOpinion’s results as a development stage company from NxOpinion’s inception on April 11, 2005. The Company’s operating results (post-Merger) include the operating results of NxOpinion and its subsidiary prior to the date of the Merger and the results of the combined entities following the closing of the Merger.
The consolidated financial statements include the accounts of RGHS (formerly ASI) and its wholly-owned subsidiaries. Subsidiaries of RGHS include Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (RTL, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (ASI Capital, a wholly-owned subsidiary that operates certain leased property) and ASI Land Corporation (ASI Land, a wholly-owned subsidiary holding certain real estate). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.
Adjustments to Historical Financial Statements
The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.
Fiscal Period
Historically, RGHS had a fiscal year end of September 30. Under reverse acquisition rules, the combined organization would have adopted NxOpinion’s fiscal year end (December 31). After the Merger, the Company’s Board of Directors approved a resolution to change the Company’s fiscal year end to September 30.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
The Company regularly evaluates its accounting policies and estimates. In general, estimates are based on historical experience and on assumptions believed to be reasonable given the Company’s operating environment. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may differ from these estimates.
2. Summary of Significant Accounting Principles
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Revenue Recognition
The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable. To date, revenues have not been significant and the Company expects to enter into new software licensing and collaborative arrangements in the future and will evaluate each in accordance with Staff Accounting Bulletin 104 and the Software and Collaborative Topics of FASB, ASC.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
The Company’s business model includes collaborative arrangements resulting in the licensing of its software applications and related content with on-going license fees based on usage, availability or from advertising and sponsorships. Fees based on availability are recognized over the performance period; fees based on usage or from advertising and sponsorships are recognized as reported to the Company from intermediaries over the applicable period and when collection is assured.
The Company recognizes fees for contract services when the fees are fixed and determinable, the related services are performed and collection is assured. The Company evaluates revenue from arrangements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in the accounting guidance related to revenue arrangements with multiple deliverables.
Deferred revenue, including advance license fees, that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and any remaining portion is recorded as long-term deferred revenue.
Collaborative Arrangements
Contractual arrangements fall within the scope of ASC 808-10, Collaborative Arrangements, if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor. Collaborative agreement revenues may include both contract research revenue and license revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs are recognized as contract revenue in the period in which the related expenses are incurred.
Fair Value of Financial Instruments
The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are as follows:
Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The fair values of cash, other current assets and current liabilities approximate their carrying value due to the short-term nature of these financial instruments. See Note 14 for information on applying fair value measurements to other assets and liabilities.
Fixed Assets
Fixed assets are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. The depreciable life of leasehold improvements is the shorter of the lease term or the useful life. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the consolidated statements of operations. Amounts expended for repairs and maintenance are expensed as incurred.
Software Product and Content Development Costs
Software product and content development expenditures include costs incurred in the development, enhancement and maintenance of software technology and content. These costs are charged to expense as incurred. Production costs after technological feasibility are not expected to be material and other computer software and content maintenance costs related to software and content development are expensed as incurred.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Real Estate
Real estate owned and now held for sale includes properties acquired through deed in lieu of foreclosure in December 2009. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist estimating the fair value of these properties based on Level 3 inputs of ASC 820, Fair Value Measurements and Disclosure management used current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, the Company’s policy is to capitalize costs relating to any improvements of properties. Holding costs are charged to expense as incurred. Real estate owned was classified as held for sale in June 2010 when management determined it met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell.
Facility Exit Liability
The Company accounts for an unused operating office lease in accordance with ASC 420, Exit or Disposal Cost Obligations, and is required to make continuing estimates related to estimated sublease and concession amounts.
Warrants Classified as Derivatives
The valuation of warrant derivatives resulted from insufficient member interests being available for exercise of the warrants prior to the Merger and was determined in accordance with ASC 815-40 “Derivatives and Hedging: Contracts in Entity’s Own Equity.” The warrant fair value was adjusted each reporting period based on current assumptions, with the change in value recognized in other income (expense). Changes in remaining term, stock prices, stock volatility and in interest rates changed the warrant liability each period resulting in a non-cash charge. The warrant liability was converted to equity upon the Merger (Note 4).
The Company reviews the classification of its warrants and other financial instruments as derivatives each period.
Stock-Based Compensation
Under the fair value recognition provisions of authoritative guidance related to stock-based payment arrangements to employees and directors, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date, and are periodically revalued as the options vest and are recognized as expense over the related service period, generally the vesting period.
The Company accounts for the fair value of each option grant by estimating on the date of grant using the Black-Scholes option-pricing model including assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities are based on historical volatility of a peer group until the Company has sufficient history. The expected life of options granted represents an estimate of the period of time that options are expected to be outstanding, which is shorter than the term of the option. In addition, the Company is required to calculate estimated forfeiture rates on an ongoing basis that impact the amount of share-based compensation costs it will record. If the estimates used to calculate the fair value for employee stock options differ from actual results, or actual forfeitures differ from estimated forfeitures, the Company may be required to record gains or losses that could be material.
Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At September 30, 2010 and December 31, 2009, a total of 1,452,119 and 681,793, respectively, of potentially dilutive securities consisting of options, warrants, and convertible debt were not used for any computation of dilution for each period then ended as they would have been antidilutive.
Income Taxes
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
(a development stage company)
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
A number of new authoritative accounting standards have been issued during recent months that have been evaluated by the Company and determined not to have a material effect on the financial position and results of operations of the Company. Those recent accounting standards that could potentially have an impact if or when adopted are listed and discussed below:
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This authoritative guidance revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the Company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating this authoritative guidance to determine any potential impact that it may have on its financial results.
In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This authoritative guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This guidance is applicable to revenue arrangements entered into or materially modified during the Company’s first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company does not expect the adoption to have a material impact on its financial results.
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
In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this update had no effect on the Company’s financial position.
3. Merger and Recapitalization
On May 28, 2010, RGHS completed the acquisition of NxOpinion, previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan. As a result of the Merger, the business of NxOpinion is now owned by RHS, a wholly-owned subsidiary of the Company.
Each NxOpinion securityholder received, in exchange for each NxOpinion membership unit held or deemed to be held by such securityholder immediately before the closing of the Merger, a number of shares of Company common stock equal to fifteen shares prior to the reverse split. The Company completed on August 6, 2010 a 1 for 15 reverse split and accordingly, as a result, each NxOpinion unit holder effectively received post-split one share of the Company for each unit of NxOpinion and each legacy shareholder of RGHS prior to the Merger received one post-Merger and post reverse split share for each 15 shares owned prior to the Merger. All share numbers herein reflect the Merger and the reverse stock split.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
The Company has 20,000,000 shares of common stock, par value $0.001 authorized and 1,000,000 shares of preferred stock, par value $0.001, authorized. No preferred shares are outstanding. Just prior to the Merger’s effective date, stockholders of RGHS owned 1,154,248 shares of common stock. The former members of NxOpinion received 10,000,000 shares of the Company’s common stock in the Merger. The Company also issued at closing 214,223 shares at $1.00 per share to retire certain convertible note obligations of NxOpinion.
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
Additional debt was restructured including:
•	At closing approximately $1.3 million was owed by NxOpinion to affiliated non-profit Robertson Research Institute (“RRI”), a Colorado nonprofit corporation, and a public charity as defined in section 501(c)(3) of the Internal Revenue Code. This amount was reduced by $900,000 at closing through debt forgiveness by RRI and treated as a capital contribution net of the value of warrants and a tax bonus (Note 6).
•	Secured notes outstanding with five parties with a principal balance of $357,500 (plus accrued and unpaid interest), effectively demand notes, were exchanged for new unsecured notes at the same interest rates with a term of June 30, 2011 when all unpaid principal and interest shall be payable. The holders were also issued warrants for shares of common stock of the Company on an aggregate basis for 21,450 common shares exercisable at $2.50 per share for three years.
•	Past consulting fees owed to two management advisors for $243,175 were exchanged for notes with a 5% annual rate of interest and a term of June 30, 2011 when all unpaid principal and interest shall be payable. The holders were also issued warrants on an aggregate of 14,591 common shares of ASIT stock exercisable at $2.50 per share for three years.
•	An obligation related to a $250,000 bank line of credit was assumed by the Company with Dr. Robertson continuing to guarantee the note. Dr. Robertson was issued warrants on an aggregate of 15,000 common shares of Company stock exercisable at $2.50 per share for three years as consideration for his continuing guarantee. In June 2010 this bank line was converted into a five year term note (Note 8).
•	At closing the Company was obligated on an unsecured installment payment agreement to NxOpinion’s legal firm with regard to outstanding legal fees owed for services incurred through May 28, 2010, with a total outstanding balance of $331,547 at an interest rate of 5% per annum compounded monthly. The installment payment agreement requires the Company to make minimum monthly payments of principal and interest of $20,000 starting July 31, 2010, with certain additional amounts payable out of excess cash flows, if available. The entire outstanding balance is due and payable on December 28, 2010. The Company is currently in default with respect to this loan and is negotiating revised terms on this note.
Subsequent to the Merger on June 3, 2010 the Company repaid $75,000 of NxOpinion 11% unsecured bridge notes.
Prior to, but in connection with, the Merger, RGHS disposed of the following assets and issued common stock on option exercises to pay closing and other operating costs and to provide working capital for the operations of the Company:
•	RGHS sold its direct financing lease interests with a book value of approximately $330,800 for cash of $280,000. Three directors and/or officers of RGHS, or entities controlled by them, purchased $150,000 of these interests on the same terms as negotiated at “arms’ length” with unaffiliated parties. These direct financing lease interests related to the financing and operation of 28 automated teller machines at various locations.
•	RGHS sold its marketable securities consisting of 246,502 restricted shares of common stock of e.Digital Corporation for $20,000 to an unaffiliated buyer. These securities were valued each reporting period at market price. The market price for unrestricted shares at the date of sale was $24,650.
•	The Company assigned its exclusive license agreement with the inventor of U.S. Patent #6,232,723 related to certain sterilization and decontamination technology in exchange for $5,500 of debt reduction to an unaffiliated party.
•	Stock option holders exercised 14,667 “out-of-the-money” stock options at exercise prices ranging from $3.00 to $6.75 per share for cash of $29,000 and debt reduction of $23,500. Two directors and one officer of RGHS exercised an aggregate of 8,000 of these options for proceeds of $25,000.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Additionally, with the prior agreement of NxOpinion and the Company, a company controlled by a former director, following the closing of the Merger, agreed to purchase for $300,000 on an installment basis certain intangible water rights held by the Company with a book value of $381,000.
The Company retained cash, after the asset sales described above, of approximately $250,000. RGHS also had certain liabilities, including an office facility exit liability of $74,068, at closing of the Merger. The Company retained certain assets owned prior to the Merger, including undeveloped real estate assets held for investment valued at approximately $2.2 million (see Note 5).
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
Subsequent to, but related to, the Merger the Company entered into and became committed to a three-year employment agreement with Dr. Robertson who was appointed Chairman and CEO. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during a previous fiscal quarter. The Company may pay Dr. Robertson a separate bonus of up to $60,000 upon achievement of certain benchmarks. In addition, Dr. Robertson was granted 100,000 in immediately exercisable “penny” warrants with a nominal exercise price. The Company has agreed to pay Dr. Robertson a grossed-up tax bonus on or before April 15, 2011 sufficient to pay the resulting tax liability of the warrants (estimated and accrued at $140,000) and agreed to grant him stock options under the 2010 Stock Plan on at least 100,000 shares of common stock.
4. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	September 30,	December 31,
	2010	2009
Computer hardware	$29,033	$19,569
Vehicle	22,478	22,478

	51,511	42,047
Accumulated depreciation	(47,397)	(38,667)

Property and equipment, net	$4,114	$3,380

5. Real Estate and Installment Sale
Real Estate
At the time of the Merger, RGHS, through a wholly-owned subsidiary, owned three real estate properties held for investment and valued at $2,245,000. The three properties were recorded at management’s estimated fair value as described in Note 14. The properties were held as an investment and evaluated for impairment at each reporting date.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
In mid-June 2010, management determined and committed to a plan to sell the properties as soon as possible for cash to provide working capital for operations. Management believes its plan met the requirements of ASC 360-10-45-9 to reclassify the real estate as held for sale and value the real estate on that basis. Given the stagnant nature of the unimproved land market in the Las Vegas area and limited cash buyers, management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, was applicable and that a significant adjustment to historical transactions and historical appraised value on a held for investment basis was necessary to estimate the current fair value on a short-term cash held for sale basis. Management determined at that time that a sale at $900,000 or more would be acceptable and believed that would not be in excess of fair value and initiated an active program to seek cash buyers on this basis. As a result management recorded in June 2010 an impairment charge to reduce the carrying value of the real estate to $850,000 which included an allowance of $50,000 for the costs to sell in accordance with reclassification to held for sale (see Note 14). Subsequent to September 30, 2010 management entered into an agreement to sell the real estate and issue warrants to sell all three properties for cash (see Note 18). As a result management recorded in September 2010 an impairment charge to further reduce the carrying value of the real estate to $696,625, which reduces the costs to sell to $25,000 and includes $178,375 for the value of the warrants.
Installment Sale
As a result of the management and operational changes resulting from the Merger, NxOpinion management negotiated as a term of the Merger transaction that the water rights held by ASI Land be sold to Davric Corporation (a related party at the time of the Merger), or assignee for $300,000. The terms of the sale, as amended by letter agreement dated June 15, 2010, required the payment of $100,000 by June 15, $100,000 by July 15 and the final $100,000 by August 15, 2010 with title to the rights transferring upon completion of the final installment. All payments were timely received by the Company and the installment sale was completed in August 2010.
The Company recorded the transaction as a sale in accordance with ASC 360-20, Real Estate Sales effective June 15, 2010 and recorded no gain or loss on the sale. No interest was imputed on the deferred installments due to the short nature of the transaction.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	September 30,	December 31,
	2010	2009
Accounts payable
Payable to unrelated parties	$66,510	$—
Payable to affiliate RRI for contract services (see Note 16)	516,144	1,258,691
Payable to related parties	1,625	2,806

Total accounts payable	$584,279	$1,261,497

Accrued liabilities
Accrued wages and vacation	$192,206	$—
Accrued bonus payable to CEO (see Note 3)	140,000	—
Accrued consulting fees payable to related party directors	—	237,175
Other accounts payable	22,427	89,536

Total accrued liabilities	$354,633	$326,711

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
(a development stage company)
Notes to Consolidated Financial Statements
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
The following table summarizes facility exit liability activity for the period from the Merger (May 28, 2010) to September 30, 2010:

Accrual balance at May 28, 2010	$66,574
Accrual correction for cash flow assumptions	29,012
Accretion expense	1,501
Payment — net	(14,933)

Accrual balance at September 30, 2010	$82,154

All facility exit costs and related accretion expense are included in selling, general and administrative expenses in the accompanying statement of operations.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
8. Notes Payable
Notes payable consist of the following:

		September 30,	December 31,
		2010	2009
Notes payable — stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $154,317 and $118,976, respectively. Net of note discount of $13,148 and $-0-, respectively.	(1)	$433,669	$411,476

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $23,228 and $16,272, respectively. Net of note discount of $2,922 and $-0- respectively.	(2)	85,306	81,272

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on June 30, 2011. Includes accrued interest of $4,164. Net of note discount of $10,933.	(3)	236,406	—

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $9,445. (see Note 9)		59,445	—

Total notes payable — directors and stockholders (current)		$814,826	$492,748

Notes payable — other
Bank note payable due in monthly installments of $413, including interest of 3.97% with a maturity of July 2010. Note was secured by vehicle.		$—	$1,231

Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010 with the balance due December 28, 2010. Includes accrued interest of $0 and $4,496, respectively.	(4)	476,743	230,752

Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167. Note is guaranteed by the Company’s CEO. Includes accrued interest of $-0- and $-0-, respectively.	(5)	237,499	250,000

Total notes payable — other		714,242	481,983

Long-term portion of bank term debt		187,499	—

Notes payable — other (current portion)		$526,743	$481,983

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Approximate principal repayments of long-term debt are as follows:

09/30/2011	$526,743
09/30/2012	50,000
09/30/2013	50,000
09/30/2014	50,000
09/30/2015	37,499

Total	$714,242

(1)	Effective as of the Merger on May 28, 2010 new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 17,550 common shares at $2.50 per share until May 28, 2013 for the note restructuring. The value of the warrants of $19,169 is a note discount being amortized to interest expense over the term of the notes.

(2)	Effective as of the Merger on May 28, 2010 new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 3,900 common shares at $2.50 per share until May 28, 2013 for the note restructuring. The value of the warrants of $4,260 is a note discount being amortized to interest expense over the term of the notes.

(3)	The Company issued warrants exercisable for 14,591 common shares at $2.50 per share until May 28, 2013 for converting consulting fees for unsecured notes. The value of the warrants of $15,937 is a note discount being amortized over the term of the notes.

(4)	New unsecured note issued at Merger effective May 28, 2010 to replace prior secured notes and payables related to legal fees. The company is currently negotiating revised terms on this note.

(5)	The Company issued warrants exercisable for 15,000 common shares at $2.50 per share until May 28, 2013 to Dr. Robertson for his continuing guarantee of a bank line of credit (due through affiliate RRI) that has been renegotiated as a term loan. The value of the warrants of $16,384 was a note discount expensed to interest at issuance as the note was due immediately until subsequently renegotiated as a five year term note.
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
During the quarter ended March 31, 2010 the Company issued $170,000 of 11% notes payable. The Company also issued warrants exercisable on 170,000 shares exercisable at $2.50 per share until March 31, 2013. The fair value of the warrants of $89,048 was recorded as a liability due to insufficient member interest authorized and a beneficial conversion of $89,048 was recorded as a discount to the notes amortized as a non-cash expense over the term of the notes to June 30, 2010.
At June 30, 2010 the notes and accrued interest of $5,698 was converted at $1.00 per into 175,698 shares of common stock.
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
(a development stage company)
Notes to Consolidated Financial Statements
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
As a result of the above, the Company has 20,000,000 shares of common stock, par value $0.001 authorized and 1,000,000 shares of preferred stock, par value $0.001, authorized. No preferred shares are outstanding. All share and dollar amounts in this report have been adjusted to retroactively reflect the reverse split and the current share structure.
The historical consolidated financial statements also reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of September 30, 2010, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2010 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.
The Company recognized a capital contribution of $510,000 at May 28, 2010 in accordance with ASC 470-50-40-2 related to the cancellation of $900,000 of debt owed to an affiliated entity through common management offset by the value of warrants and a tax bonus granted in connection with such warrants all as more fully described in Note 6.
11. Stock Options and Stock Purchase Warrants
Stock Option Plan
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
NxOpinion had no option plans prior to the Merger. The Company continued 25,012 legacy options under ASI’s 2000 Plan at the Merger and the 2000 Plan has expired as to new grants.
Stock-Based Compensation
The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and may be exercised prior to their contractual maturity.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Nine Months Ended
September 30, 2010
Expected Volatility	71%
Risk-free interest rate	1.14%
Forfeiture rate	0.0%-5.0%
Dividend yield	0.0%
Expected life in years	4.2

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Since the Company’s stock is not actively traded and the merger changed the nature of the Company’s business, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods — Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was derived from the Company’s historical employee data and its estimates of the likely future actions of option holders. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.
The Company recorded $308,602 and $-0- of stock compensation expense for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. There were no stock options outstanding prior to the merger on May 28, 2010. The weighted-average estimated fair value of employee and consultant stock options granted during the nine months ended September 30, 2010 was $1.65 per share.
As of September 30, 2010 total estimated compensation cost of options granted but not yet vested was approximately $617,650 and is expected to be recognized over the weighted average period of 1.9 years.
Stock Option Summary Information
The following table summarizes stock option activity for the nine months ended September 30, 2010 (no options granted or outstanding during the prior year):

	September 30, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic Value	Life
	Shares	Exercise Price	(2)	(Years)
Outstanding beginning of period	—
Assumed May 28, 2010 from Merger	25,012	$5.41
Granted	566,400	$3.13
Exercised	—
Cancelled	(1,334)	$5.25

Outstanding end of period (1)	590,078	$3.22	$153,960	4.8

Options exercisable at end of period	216,958	$3.44	$40,072	4.6

(1)	Options outstanding are exercisable at prices ranging from $3.00 to $6.75 and expire over the period 2011 to 2015.

(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2010 of $3.40.
The following table summarizes information about stock options outstanding at September 30, 2010:

					Weighted average
	Number			Weighted	exercise price of
	outstanding at		Weighted	average	options exercisable
Range of exercise	September 30,	Number exercisable at	average	remaining	at September 30,
prices	2010	September 30, 2010	exercise price	contractual life	2010
$	#	#	$	Years	$
$3.00	359,901	75,181	3.00	4.9	3.00
$3.30-$3.40	210,500	122,100	3.35	4.9	3.32
$3.75-$6.75	19,677	19,677	5.91	1.9	5.91

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
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
The Company determined in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, that insufficient member interests available for exercise of the warrants prevented the instruments from being indexed to the Company’s equity requiring liability treatment. The fair value of the warrants granted was determined using the Black-Scholes valuation model using the price of recent private sales of member’s equity, a calculated volatility rate of 65% based on the historical volatility of comparable companies from a representative industry peer group, risk free interest rates ranging from 1.99% to 2.73%, and a contractual life equal to the remaining term of the warrants expiring December 31, 2014.
The warrant fair value was adjusted each reporting period based on current assumptions, with the change in value recognized in earnings and reported as other income (expense). The warrant fair value of the 541,000 warrants and the 170,000 convertible note warrants (Note 9) at May 28, 2010 was $379,922 and was reclassified to equity at that date. The Company recorded a gain on revaluation of $12,658 during the nine months ended September 30, 2010.
The same Black-Scholes valuation methodology as described above, adjusted for the term of the respective warrants, was used to value the warrants issued with convertible notes (Note 14) and warrants granted in connection with debt restructuring (Notes 3 and 8).
The following table summarizes warrant activity for the year ended December 31, 2009 and the nine months ended September 30, 2010:

		Average
		Exercise
		Price Per
	Number	Share
Shares purchasable under outstanding warrants at January 1, 2009	—	—
Stock purchase warrants granted with equity sales	416,000	$1.00

Shares purchasable under outstanding warrants at December 31, 2009	416,000	$1.00

Stock purchase warrants granted with equity sales	125,000	$1.00
Stock purchase warrants granted with convertible notes	170,000	$2.50
Stock purchase warrants granted in connection with debt restructuring	51,041	$2.50
Stock purchase warrants granted for prior services	100,000	$0.01

Shares purchasable under outstanding warrants at September 30, 2010	862,041	$1.27

At September 30, 2010 the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants	51,041	$2.50	May 28, 2013
Warrants	100,000	$0.01	May 28, 2013

	862,041

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
12. Simple IRA
Beginning in July 2010, the Company sponsors a Simple IRA plan that is available to all employees who receive at least $5,000 in compensation. The plan permits salary deferrals to be made by the employees and an employer matching contribution up to 3% of compensation. The Company’s matching contribution charged to expense for the nine months ending September 30, 2010 was $4,194.
Prior to July 2010, personnel were employed by Robertson Research Institute (RRI) (see Note 16) and participated in the Robertson Research Institute Simple IRA plan. These costs were included in personnel costs charged by RRI and are included in the appropriate functional line items in the Company’s consolidated statement of operations.
13. Operating Lease
On July 1, 2010, the Company entered into a two year operating lease for office space at 4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan. The base monthly rent payments are approximately $5,562. In addition to the base rent payment, a monthly allocation for taxes, insurance, maintenance, utilities, and services is payable to the lessor, currently $1,600 per month, for a total rent payment of $7,162. The lease is renewable by the Company for an additional two year period under the same terms and conditions. Approximate future commitments under this agreement are as follows:

09/30/2011	$85,944
09/30/2012	64,458

Total	$150,402

14. Fair Value Measurements
The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair values due to the short-term maturities of these instruments.
ASC 820-10, “Fair Value Measurements and Disclosures” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s financial liabilities measured on a recurring basis as of the respective balance sheet dates:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
December 31, 2009:
Assets:
None	$—	$—	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$234,035
September 30, 2010:
Assets:
None	$—	$—	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
As described in Note 11, the Company had warrants issued in 2009 and 2010 for which there were not sufficient equity interest available for exercise. In accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, the Company classified the fair value of each warrant at issuance as a liability. The Company used Level 3 inputs for its valuation methodology and the fair value was determined by using the Black-Scholes option pricing model based on various assumptions including significant unobservable inputs developed by management regarding peer company volatility and unit price.
The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and the nine months ended September 30, 2010:

Balance at January 1, 2009	$—
Issuance of new warrant derivatives from sale of member units	238,656
Adjustment to fair value included in other income	(4,621)

Balance at December 31, 2009	234,035
Issuance of new warrant derivatives from sale of member units	69,497
Issuance of new warrant derivatives in connection with convertible notes	89,048
Adjustment to fair value included in other income	(12,658)
Reclassification of warrant liability to equity	(379,922)

Balance at September 30, 2010	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of September 30, 2010 are included in the table below:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)
September 30, 2010:
Assets:
Real estate held for sale	$696,625	$—	$—	$696,625	$(1,548,375)
Liabilities:
None	$—	$—	$—	$—	$—
The Company measures the foregoing assets at estimated fair value on a nonrecurring basis from time to time only when deemed to be impaired in accordance with U.S. generally accepted accounting principles. Likewise the Company periodically evaluates the facts and assumptions used to estimate the fair value of its facility exit liability (Note 7).
Real estate owned consists of three parcels of undeveloped land (Note 5) obtained through deeds in lieu of foreclosure by RGHS in December 2009. Each parcel was recorded at management’s estimated fair value based on Level 3 unobservable inputs including current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Highest and best use adjustments reflect zoning changes or parcel subdivisions that are possible and probable, legally permissible and financially feasible at the measurement date computed using comparable sales data and consultation with appraisal and development professionals.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
As described in Note 5 management has committed to a plan to dispose of the properties as soon as possible for cash. Given the stagnant nature of the unimproved land market in the Las Vegas area and limited cash buyers, management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, was applicable and that a significant adjustment to historical transactions and quoted prices was necessary to estimate fair value on a short-term cash sale basis. Management determined, after consulting a local appraisal firm, evaluating comparable recent cash sales and discussions with potential buyers that a sale at $900,000 or more would be acceptable and initiated an active program to seek cash buyers at that price not believed to be in excess of fair value. As a result management recorded an impairment charge of $1,395,000 in June 2010 to reduce the carrying value of the real estate held for sale to $850,000. Subsequent to September 30, 2010 management entered into an agreement to sell the real estate and issue warrants to sell all three properties for cash (see Note 18). As a result management recorded in September 2010 an additional impairment charge of $153,375 to further reduce the carrying value of the real estate to $696,625.
15. Income Taxes
Prior to the Merger, the Company was organized as a limited liability company accounted for like a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, the Company’s earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements for the operations prior to the Merger.
Due to the Merger transaction, NxOpinion is now treated as a corporation for income tax purposes and will be taxed as such for the earnings during the period beginning May 29, 2010. The Company has incurred losses for each of the periods since its inception and since the Merger. The tax attributes of legal acquirer (ASI now RGHS) prior to the merger included approximately $2,950,000 of net operating losses whose benefits may be substantially limited due to the change in ownership. Those prior Merger losses and losses of the Company after the Merger since being taxable as a corporation have appropriately been recorded as a deferred tax asset with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.
Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
Income taxes (benefit) computed at federal statutory rate	$(1,216,000)	$—	$—
NxOpinion LLC results not subject to corporate income taxes	342,000	—	—
Corporate losses prior to Merger	(121,000)	—	—
Permanent book-tax differences	228,000	—	—
State income taxes, net of federal effect	—	—	—
State tax credit	—	—	—
Deferred income tax valuation allowance	767,000	—	—

Income tax provision	$—	$—	$—

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

September 30,
2010
Deferred tax assets:
Net operating loss carryforwards	$1,112,000
Capital loss carryforward	182,000
Impairment and bad debt reserves	526,000
Stock-based compensation	169,000
Accruals and other	73,000

2,062,000

Valuation allowance for deferred tax assets	(2,062,000)

Net deferred taxes	$—

As of September 30, 2010, the Company had federal and state net operating loss (“NOL”) carryforwards of $2,596,000 and $-0-, respectively. These losses will expire in years 2025 through 2030 and the use of any such NOLs may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code and similar state provisions, due to changes in ownership of the Company that have occurred previously and may occur in the future.
The Company continues to maintain a valuation allowance against the value of all deferred tax assets at September 30, 2010 due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
In June 2006, the FASB issued guidance in regard to the recognition of tax benefits for positions claimed or to be claimed in tax returns. Management has evaluated the tax positions claimed and expected to be claimed in its tax returns and has concluded that all positions are more likely than not to be sustained upon examination by applicable taxing authorities. Management has also concluded that no liability for uncertain tax positions should be recorded as of September 30, 2010. The Company is subject to U.S. federal tax examinations for tax years through 2010, subject to the statute of limitations. The Company has no income tax examinations in process.
Pro forma tax and net loss per share amounts in accordance with Article 11 of Regulation S-X are not presented on the statement of operations as there was no pro forma difference since there was no tax provision for the periods covered by this report.
16. Related Party Transactions
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)3 of the Internal Revenue Code, for software and content development and substantially all corporate operational services including personnel, occupancy and other vendor costs. These services are billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the six months ended June 30, 2010 and 2009 substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger. Dr. Robertson is also a Trustee of RRI.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
During the nine months ended September 30, 2010 and 2009 (unaudited) and for the year ended December 31, 2009 the Company incurred costs billed by RRI detailed as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009
		(Unaudited)
Personnel and benefits	$603,666	$772,652	$1,077,738
Professional fees	185,195	201,793	202,046
Occupancy	61,948	76,470	108,828
Travel and entertainment	36,016	67,107	82,221
Marketing	5,961	—	—
Insurance	49,025	23,015	28,354
Interest	11,585	16,515	22,945
Computer and software	2,635	154,407	159,925
Consulting and contract services	9,608	9,175	12,300
Other	26,429	17,316	22,802

	$992,068	$1,338,450	$1,717,159

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at September 30, 2010 and December 31, 2009 are listed in Note 6.
See additional related party information in Notes 3, 5, 8 and 18.
17. Commitments and Contingencies
The Company incurred significant losses during the last two fiscal periods and as a result it has limited funds and liquidity with which to operate. The Company’s operating plans will likely require additional funds. Additional funds may be obtained from sale or leverage of assets or in the form of debt or equity financings. During the balance of fiscal 2010, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.
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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
As a result of the Merger, the Company is committed pursuant to an operating lease on 3,747 square feet of office space in Las Vegas, Nevada providing for current monthly payments of $8,725 increasing to $9,030 in April 2011 through lease termination in March 2012. The Company has received in the past, and may, in the future, receive certain monthly concessions from the landlord. Currently, the landlord has agreed to a 25% rent concession through December 2010. In June 2010 the Company sublet the space for twelve months with an option to continue for the term of the main lease at a rate of $3,747 per month. Assuming no future landlord concessions beyond December 2010 and the minimum sublease payments the total future commitment pursuant to this lease is $124,186.
Robertson Technology Licensing, LLC, a wholly-owned subsidiary of the Company, has been threatened with litigation by Aversien Science, LLC and R.E. Lloyd Group Holdings, LLC (the “Claimants”). The Claimants contend that Robertson Technology Licensing, LLC, entered into a series of agreements granting the Claimants the right to serve as exclusive agents of the Company in connection with certain transactions that were being considered by the Company. The Company disputes the agency of the Claimants. Further, the Company has elected not to pursue the transactions allegedly contemplated by the agency and believes there is therefore no basis for the maintenance of the claims. Management believes there is no need to establish any loss accrual related to this matter at this time.
18. Subsequent Events
Management has evaluated subsequent events through December 29, 2010. In October 2010 the Company entered into a letter agreement, as amended, with an entity controlled by a former director to sell its three land properties and warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) on an installment basis at a price of $900,000 to be paid over five months. As of December 29, 2010 the Company had received installment payments totaling $750,000 and was obligated to issue 100,000 Warrants.

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1
Agreement and Plan of Recapitalization by and among ASI Technology Corporation, Nx Acquisition Corp and NxOpinion, LLC dated May 28, 2010 (previously filed as Exhibit 2.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

4.1
Form of Stock Purchase Warrant dated May 28, 2010 between the Company and twelve stockholders on an aggregate of 541,000 common shares exercisable at $1.00 per share until December 31, 2014 (previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

4.2
Form of Stock Purchase Warrant dated May 28, 2010 between the Company and two stockholders on an aggregate of 170,000 common shares exercisable at $2.50 per share until March 31, 2013 (previously filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

4.3
Form of Stock Purchase Warrant dated May 28, 2010 between the Company and five note holders and one director guarantor on an aggregate of 51,041 common shares exercisable at $2.50 per share until May 28, 2013 (previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

4.4
Stock Purchase Warrant dated May 28, 2010 between the Company and Dr. Robertson on an aggregate of 100,000 common shares exercisable at $0.01 per share until May 28, 2013 (previously filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.1
Form of 11% Bridge Notes due June 30, 2010 between the Company and one shareholder dated April 28 and May 10, 2010 for an aggregate of $75,000 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.2
Form of 11% Convertible Note due June 30, 2010 between the Company and two shareholders dated February 19, 2010 and March 19, 2010 for an aggregate of $170,000 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.3
Form of Amended and Restated Promissory Notes due June 30, 2011 with interest rates of 10% to 18% between the Company and five creditors dated May 28, 2010 for an aggregate of $357,500 of principal and prior accrued interest and due June 30, 2011 (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.4
Form of Promissory Notes due June 30, 2011 with an interest rate of 5% between the Company and two director consultants dated May 28, 2010 for an aggregate of $243,175 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.5
Corrected Bank term debt agreement maturing June 1, 2015 between the Company and Fifth Third Bank dated August 12, 2010 (Replacing original note dated June 1, 2010, in the principal amount of $250,000 to correct clerical error) (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.6
Unsecured Loan Agreement between the Company and the Michael J. Jandernoa Trust and Marilyn Hite dated April 3, 2009 (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.7
Unsecured 16% Note Payable due April 2, 2010 for $50,000 between the Company and Marilyn Hite dated April 3, 2009 (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.8
Unsecured 11% Convertible Note payable due April 2, 2010 for $200,000 between the Company and the Michael J. Jandernoa Trust dated April 3, 2009 (previously filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.9
5% Term note agreement due December 28, 2010 between the Company and Dickinson Wright, PLLC for $331,547 and dated May 28, 2010 (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

Exhibit
Number		Description
10.10
Amended and Restated License Agreement between the Company and Vanahab Health Diagnostics effective April 28, 2010 (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.11
Installment Letter Agreement for Water Rights dated June 16, 2010 between the Company and Davric Corporation (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.12		2010 Stock Incentive Plan of the Company adopted February 16, 2010 (filed as Appendix A to Schedule 14C filed on April 26, 2010, and incorporated herein by reference)

10.13
Employment Agreement dated June 3, 2010 between the Company and Dr. Robertson (previously filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.14
Lease Agreement expiring June 30, 2012 between the Company and Bay Way Properties, LLC dated July 1, 2010 (previously filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.15
Collaboration Agreement expiring December 31, 2012 between the Company and Microsoft Corporation dated August 14, 2009 (previously filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.16
Product Distribution Agreement between the Company and Aversien Science, LLC dated March 29, 2010 (previously filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.17
Addendum to Product Distribution Agreement between the Company and Aversien Science, LLC dated March 29, 2010 (previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.18
License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010 (previously filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.19
Addendum to License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010 (previously filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.20
Second Addendum to License Agreement expiring April 27, 2013 between the Company and Companies On Text, LLC dated April 28, 2010 (previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

10.21
Sublease dated as of October 11, 2007 between ASI Capital Corporation and Joseph L. Lamarca and Jerry E. Polis (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on November 9, 2007 and incorporated herin by reference)

21.1		Subsidiaries (previously filed as Exhibit 21.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference)

23.1	*	Consent of Silberstein Ungar, PLLC

23.2	*	Consent of Weinlander Fitzhugh, Certified Public Accountants and Consultants

31.1	*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation
By:	/s/ Joel C. Robertson
Chairman, President and Chief Executive Officer

Date: December 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel C. Robertson Joel C. Robertson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 29, 2010

/s/ Melissa A. Seeger Melissa A. Seeger	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 29, 2010

/s/ Gerald L. Ehrens Gerald L. Ehrens	Director	December 29, 2010

	Director	December 29, 2010
Peter J. Perkinson