Form 10-KT/A
period 2010-09-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2011-01-28
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT/A
Amendment No. 1
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
As of January 28, 2011, there were 11,543,369 shares of Robertson Global Health Solutions Corporation Common Stock, par value $.001, outstanding.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-KT/A (“Amendment No. 1”) of the Transition Report on Form 10-KT of Robertson Global Health Solutions Corporation (the “Company”), as filed by the Company on December 29, 2010 (the “Original Filing”), is being filed solely to replace Part III, Item 10 through Item 14. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-KT/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.
Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. None of the information in this Amendment No. 1 modifies or updates the disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein. This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Set forth below is information concerning our executive officers and directors at January 15, 2011:

Name	Age	Position(s)	Director Since
Joel C. Robertson	58	Director, Chairman, President and Chief Executive Officer	May 2010
Melissa A. Seeger	37	Chief Financial Officer, Treasurer and Secretary
Gerald L. Ehrens	71	Director	September 2005
Peter J. Perkinson	67	Director	July 2010
There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee.
The factual information below for each director and for each executive officer has been provided by that person. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that each director should serve on our Board, in light of our business and structure, was determined by our Board.
Joel C. Robertson, Pharm.D., has been a director since May 28, 2010 when he was also appointed Chairman of the Board, President and Chief Executive Officer; Dr. Robertson is a businessman, author and specialist in neuropharmacology. An internationally recognized clinician, he is also a bestselling author, lecturer, consultant and founder of Robertson Research Institute, a non-profit company formed in 2002 to develop the search engine underlying the Company’s technology. He formed Robertson Health Services, Inc. (RHS, formerly NxOpinion) in 2005 to assemble data and commercially exploit the developed software and he served as the sole manager of NxOpinion from its inception in 2005 until May 28, 2010. Dr. Robertson has extensive background and experience in the creation of new and innovative programs. He received national acclaim for his creation of a chemical dependency and psychiatric sub-acute care facility, has consulted with over 30 inpatient/outpatient chemical dependency and psychiatric facilities, and opened and administered two inpatient, three outpatient and day care facilities.
We believe Dr. Robertson is well-qualified to serve as a director of the Company due to his invention of the Company’s core technology and his longstanding leadership in guiding our technology to market. Dr. Robertson’s vision to improve the global delivery and access to health care services and information is at the core of our Company’s mission.
Melissa A. Seeger, CPA, was appointed Chief Financial Officer, Treasurer and Secretary on May 28, 2010 and was Controller at RHS and its affiliated companies from November 2008 to the May 28, 2010 Merger. She has over 12 years of public accounting experience with an emphasis on private company consulting and taxation. She has a Bachelor of Administration degree from Saginaw Valley State University, and became a Certified Public Accountant in the State of Michigan in 1998. From 1996 to 2008, Ms. Seeger was employed by Yeo & Yeo, Certified Public Accountants, commencing as a staff accountant and advancing to the position of senior manager.
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

We believe that Mr. Ehrens is well-qualified to serve as a director due to his extensive experience in business management and leadership. Mr. Ehrens’ specialized experience in business development and operations is a tremendous asset to the Company given its current state of development.
Peter J. Perkinson has been an investor in and a consultant to real estate and business projects since retiring as Executive Vice President and CFO of Van Camp Seafood in 1991. From 2006 to May 28, 2010, he was a consultant to NxOpinion, LLC (now Robertson Health Services, Inc., a wholly-owned subsidiary of the Company). Mr. Perkinson has over 13 years of experience in senior financial management positions both in the U.S. and abroad, including positions as Senior Vice-President and Chief Financial Officer, primarily in consumer products related companies. Past employers include Procter & Gamble, Tambrands and Chicken of the Sea (Van Camp Seafood).
We believe that Mr. Perkinson is well-qualified to serve as a director due to his extensive experience in senior financial management, including his past experience as a chief financial officer of a publically traded company. Mr. Perkinson’s experience is particularly helpful to the Company in finance, accounting and compliance matters.
Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors during the transition period ended September 30, 2010.
Committees of the Board of Directors
The Company has no formal or separate nominating or compensation committee with the board of directors as a whole serving in such capacities due to the size of the Company. On September 17, 2007, the Board of Directors established an Audit Committee consisting of two members and adopted an audit committee charter. With the resignation of Mr. Richard A. Fait as a director in May 2010 the Audit Committee was not functioning in such capacity after the Merger (with the Board of Directors serving in such capacity). On November 23, 2010, the Board appointed Mr. Ehrens and Mr. Perkinson to serve as the Audit Committee. The Board determined that Mr. Perkinson and Mr. Ehrens are “independent directors” as that term is defined in NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934 and that Mr. Perkinson is an “audit committee financial expert” as that term is defined in Item 407 of Regulation S-B promulgated by the SEC.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as our other employees and directors). A copy of the Code Ethics for Senior Officers is posted on our Internet site at www.robertsonhealth.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics for Senior Officers should be sent by mail to Corporate Secretary at Robertson Global Health Solutions Corporation, 4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan 48603. Requests may also be made by calling the Company at (989) 799-8720. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.
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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the transition period ended September 30, 2010, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation of our Named Executive Officers
At September 30, 2010, we identified Joel C. Robertson and Melissa A. Seeger as our named executive officers, both appointed executive officers of the Company effective with the NxOpinion Merger on May 28, 2010. Mr. Jerry E. Polis served as our PEO for the two years prior and for the period from January 1, 2010 to May 28, 2010. Our named executive officers for fiscal 2011 could change, as we may hire or appoint new executive officers.
Summary Compensation Table
The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our transition period ended September 30, 2010 and the two years ended December 31, 2009 and 2008:

					All Other
				Option	Compensation
Name and	Reporting	Salary (1)	Bonus	Awards (3)	(2)	Total
Principal Position	Period	($)	($)	($)	($)	($)

Joel C. Robertson, Chairman, President and Chief Executive Officer (PEO)	Transition Period ended September 30, 2010	$60,000	$—	$120,334	$250,000	$430,334
	Year Ended December 31, 2009	$—	$—	$—	$—	$—
	Year Ended December 31, 2008	$—	$—	$—	$—	$—

Jerry E. Polis, Former President and Chairman	Transition Period ended September 30, 2010	$—	$—	$1,956	$1,200	$3,156
	Year Ended December 31, 2009	$—	$—	$4,239	$1,600	$5,839
	Year Ended December 31, 2008	$—	$—	$2,660	$800	$3,460

Melissa A. Seeger, Secretary and Treasurer (PFO)	Transition Period ended September 30, 2010	$14,560	$—	$7,285	$—	$21,845
	Year Ended December 31, 2009	$—	$—	$—	$—	$—
	Year Ended December 31, 2008	$—	$—	$—	$—	$—

(1)	The compensation for Mr. Robertson and Ms. Seeger is for the period from May 28, 2010 to September 30, 2010 during which they served as executive officers of the Company.

(2)	In connection with closing the Merger, the Company issued 100,000 warrants to Dr. Robertson exercisable at $0.01 per share until May 28, 2013. These warrants and a related bonus for the tax effect in the amount of $140,000 payable in April 2011 were issued in connection with a $900,000 reduction in amounts owed by the Company to its non-profit affiliate Robertson Research Institute (RRI) which related to prior compensation owed by RRI to Dr. Robertson. The $250,000 value attributable to the warrants is reported above as Other Compensation and the tax bonus will be reported in the period paid.

(3)	Represents the amount of compensation cost recognized by us in each period related to stock option awards vested during each period, as described in ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 11 to our 2010 Consolidated Financial Statements included in our Original Filing.
In June 2010 the Company entered into a three-year employment agreement with Dr. Robertson to serve as President and Chief Executive Officer. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during the previous fiscal quarter. The Company may pay Dr. Robertson a separate bonus of up to $60,000 upon achievement of certain benchmarks. No other executive officer has an employment agreement.
Outstanding Equity Awards at Fiscal Year-End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2010.

Equity
Incentive
Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date

Joel C. Robertson	100,000	—	(1)	—	$3.30	8/31/15

Melissa A. Seeger	4,000	16,000	(2)	—	$3.00	8/31/15

(1)	These options were fully vested at September 30, 2010.

(2)	These options vest 4,000 shares each six months.
Potential Payments Upon Termination, Death, Disability, or Retirement
The employment agreement of Dr. Robertson provides that, in the event of termination, there will be proration of bonuses, if any, during any applicable bonus period. In the event the Company terminates the employment other than for death, disability or cause, the Company shall pay a monthly sum equal to the highest monthly rate of base salary paid during the employment term for a period of twelve months. Should Dr. Robertson terminate the agreement for cause, generally non-payment, then he shall be entitled to liquidated damages equal to a monthly sum equal to the highest monthly rate of base salary paid during the employment term for a period of twelve months plus any bonus payable.

Director Compensation
The following table provides information concerning compensation of our directors for the transition period ended September 30, 2010. The compensation reported is for services as directors. Only those directors who received compensation for such services during the transition period ended September 30, 2010, are listed and the director fees paid to Mr. Jerry E. Polis are included in the Summary Compensation Table above and are not listed below:

	Fees
	Earned
	or Paid	Option	All Other
	in Cash	Awards (1)	Compensation	Total
Name	($)	($)	($)	($)

Gerald L. Ehrens	$700	$8,952	—	$9,652
Eric M. Polis (2)	$400	$1,373	—	$1,773
Richard A. Fait (2)	$700	$8,952	—	$9,652

(1)
Represents the amount of compensation cost recognized by us during the transition period ended September 30, 2010 related to stock option awards for each director computed in accordance with ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in our Original Filing.

(2)	Eric M. Polis resigned as a director on May 10, 2010 and Mr. Fait resigned at the Merger on May 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership — Certain Beneficial Owners
The following security ownership information is set forth, as of January 15, 2011, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all current directors, nominees and executive officers as a group (four persons). Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

	Name and Address of Beneficial	Amount and Nature of Beneficial		Percent of
Title of Class	Owner	Ownership (1)		Class

Common Stock	Joel C. Robertson	6,086,808	(2)	51.8%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Melissa A. Seeger	8,000	(3)	*
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603
Common Stock	Gerald L. Ehrens	494,634,	(4)	4.3%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Peter J. Perkinson	219,341	(5)	1.9%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

	Name and Address of Beneficial	Amount and Nature of Beneficial		Percent of
Title of Class	Owner	Ownership (1)		Class

Common Stock	Michael J. Jandernoa	936,023	(6)	7.9%
	c/o Perrigo Co, 333 Bridge St. NW, #800
	Grand Rapids, Michigan 49504

Common Stock	Marilyn H. Hite	792,962	(7)	6.9%
	7260 W. Azure Dr, #140-302
	Las Vegas, Nevada 89130

Common Stock	Jerry E. Polis	770,706	(8)	6.6%
	980 American Pacific Drive, #111
	Henderson, Nevada 89014

	All directors and executive	6,808,783		57.1%
	officers as a group (4 persons)

*	less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On January 15, 2011, there were 11,543,369 shares of common stock issued and outstanding.

(2)
Includes 5,871,808 shares owned by JVR Technologies, LLC, a Nevada limited liability company owned 50%/50% by Joel C. Robertson and his wife Vickie Robertson. The amount shown as beneficially owned by Joel C. Robertson reflects 100% of the common stock of the Company owned by JVR Technologies, LLC. Also includes 115,000 warrants and 100,000 options.

(3)	Consists solely of stock options.

(4)	Includes 460,000 shares owned by family limited partnership, 23,300 warrants and 10,001 options.

(5)	Includes 60,000 shares held by IRA, 8,841 warrants and 108,000 options.

(6)	Consists of 691,023 shares and warrants on 245,000 shares held by the Michael J. Jandernoa Trust.

(7)	Shares held by The Marisite Family Trust.

(8)
Consists of 591,037 shares, 4,669 options and 175,000 warrants. A total of 342,914 shares are held by a family trust, 229,457 shares by a controlled corporation and 18,666 shares by a family LLC. A total of 150,000 warrants are held by an LLC over which Mr. Polis executes voting and investment control but disclaims beneficial ownership other than his pecuniary interest in the LLC.

Equity Compensation Plan Information
The following table summarized information, as of September 30, 2010, relating to compensation plans under which securities are authorized for issuance.

	Number of securities	exercise price	future issuance under
	to be issued upon	of outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	colum (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	590,078	$3.44	833,600	(2)
Equity compensation plans not approved by security holders	—		—

Total	590,078	$3.44	833,600

(1)	These plans are the Company’s 2000 Equity Incentive Plan, and the Stock Incentive Plan of 2010.

(2)
These securities are available under the Stock Incentive Plan of 2010. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
As previously disclosed on Form 8-K filed on June 6, 2010, the Company completed the acquisition of NxOpinion, LLC (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan on May 28, 2010 (the “Merger”). At closing of the Merger, approximately $1.3 million was owed by NxOpinion to affiliated non-profit Robertson Research Institute (“RRI”), a Colorado nonprofit corporation, and a public charity as defined in section 501(c)(3) of the Internal Revenue Code. At closing this amount was reduced by $900,000, related to past compensation owed Dr. Robertson, through debt forgiveness by RRI with the amount treated as a capital contribution net of the value of nominal exercise price warrants granted to Dr. Robertson on 100,000 shares exercisable at $0.01 per share for three years and a related tax bonus obligation of $140,000 payable to Dr. Robertson.
At closing of the Merger, past consulting fees owed to two management advisors (now directors Ehrens and Perkinson) for $243,175 were exchanged for notes with a 5% annual rate of interest and a term of June 30, 2011 when all unpaid principal and interest shall be payable. The holders were also issued warrants on an aggregate of 14,591 common shares of Company stock exercisable at $2.50 per share for three years. No interest was paid on these notes during the transition period ended September 30, 2010.
At closing of the Merger, an obligation related to a $250,000 bank line of credit was assumed by the Company with Dr. Robertson continuing to guarantee the note. Dr. Robertson was issued warrants on an aggregate of 15,000 common shares of Company stock exercisable at $2.50 per share for three years as consideration for his continuing guarantee.
Immediately prior to closing of the Merger, the Company sold its direct financing lease interests with a book value of approximately $330,800 for cash of $280,000. Three directors and/or officers, or entities controlled by them, purchased $150,000 of these interests on the same terms as negotiated at “arms’ length” with unaffiliated parties.

Just prior to closing of the Merger, stock option holders exercised 14,667 “out-of-the-money” stock options at exercise prices ranging from $3.00 to $6.75 per share for cash of $29,000 and debt reduction of $23,500. Two directors and one officer of RGHS exercised an aggregate of 8,000 of these options for proceeds of $25,000.
With the prior agreement of the Merger parties, a company controlled by a now former director, following the closing of the Merger, purchased for $300,000 on an installment basis (completed in August 2010) certain intangible water rights held by the Company with a book value of $381,000.
Effective as of the closing of the Merger, new unsecured notes at the same interest rates were issued for certain previous secured notes with no stated repayment date held by shareholders and the Company issued warrants for such note restructuring. Two management advisors (now directors Ehrens and Perkinson) were issued warrants on an aggregate of 17,550 common shares of Company stock exercisable at $2.50 per share for three years. No interest or principal was paid on these notes during the transition period ended September 30, 2010.
Since its formation, the Company has contracted with RRI for software and content development and substantially all corporate operational services including personnel, occupancy and other vendor costs. These services were billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the period through Merger closing substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson. Dr. Robertson is also a Trustee of RRI. See Note 16 to the Company’s Consolidated Financial Statements included in its Original Filing for details of amounts incurred related to this relationship which aggregated $992,068 for the transition nine months ended September 30, 2010.
In June 2010, the Company issued 214,223 shares for $200,000 of convertible notes and $14,223 of accrued interest to a trust controlled by greater than 5% shareholder Michael J. Jandernoa.
We currently license our core technology from an entity, Vanahab Health Diagnostics II, LLC, controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson. No license fees were paid during the nine months ended September 30, 2010.
On January 12, 2011, the Company completed the sale of three parcels of unimproved real property and warrants to purchase 150,000 shares of the common stock of the Company at $2.50 per share for a total purchase price of $900,000 to Triple LATS LLC, a limited liability company controlled by Jerry E. Polis, who is a former director of the Company and the beneficial owner of approximately 6.6% of the Company’s common stock.
Director Independence
As the Company is quoted on the OTCBB and not one of the national securities exchanges, it is not subject to any director independence requirements. However, we have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:
•	a director who is, or at any time during the past three years was, employed by us;

•
a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•	compensation for service on the Board of Directors or any committee thereof;

•	compensation paid to a family member who is one of our employees (other than an executive officer); or

•	under a tax-qualified retirement plan, or non-discretionary compensation;
•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•
a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in our securities; or

•	payments under non-discretionary charitable contribution matching programs;
•
a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or

•
a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

For purposes of the NASDAQ Stock Market’s independence standards, the term “family member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.
The Board of Directors has assessed the independence of each non-employee director under the NASDAQ Stock Market’s independence standards set forth above, and believes that Messrs. Ehrens and Perkinson qualify as independent directors. In making this determination, our Board of Directors has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Dr. Robertson would not qualify as independent due his service as President and CEO of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The Company did not have a functioning Audit Committee for all periods included in this Annual Report and at such times the Board of Directors reviewed and approved audit and permissible non-audit services performed by the principal accountants as well as the fees for such services.
Piercy Bowler Taylor & Kern, Certified Public Accountants (“PBTK”), served as the Company’s independent registered public accountants for its fiscal years ended September 30, 2009 and 2008 prior to the effective change in year-end caused by the Merger. On June 3, 2010, the Company’s Board of Directors determined that the Company should continue to retain PBTK as its independent registered public accountant following the Merger. Whereas, Weinlander Fitzhugh, Certified Public Accountants (“Weinlander”) performed audit services for NxOpinion, they were not retained to perform subsequent audit work for the Company but were dismissed after the Merger from the role of auditor for NxOpinion, the accounting acquirer pursuant to the Merger.
On March 10, 2010, Weinlander rendered a year-to-year comparative audit report on the consolidated financial statements of NxOpinion for the years ended December 31, 2009 and 2008 (the “2009 Report”). The 2009 Report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or the application of accounting principles. However, the 2009 Report did raise substantial doubt as to the ability of NxOpinion to continue as a going concern. On March 24, 2009, Weinlander rendered a single-year audit report covering the financial statements of NxOpinion for the year ended December 31, 2008 (the “2008 Report”). The 2008 Report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or the application of accounting principles.
For the years ended December 31, 2009 and 2008, and the subsequent interim period between January 1, 2010 and June 3, 2010, the dismissal date of Weinlander, there were no disagreements between NxOpinion and Weinlander on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Weinlander’s satisfaction, would have caused it to make reference to the subject matter of any disagreement in connection with its reports.

On July 22, 2010, the Board of Directors retained Silberstein Ungar, PLLC, Certified Public Accountants (“SU”) as its independent registered public accountant. Also as of July 22, 2010, the Company’s Board of Directors dismissed PBTK as its independent registered public accountant.
The report of PBTK on the Company’s consolidated financial statements for the year ended September 30, 2009 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope, or accounting principles. However, the 2009 report did raise substantial doubt as to the ability of the Company to continue as a going concern. The report of PBTK on the Company’s consolidated financial statements for the year ended September 30, 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the Company’s two most recent fiscal years ended September 30, 2009 and 2008, and the subsequent interim period preceding the dismissal of PBTK, there were no disagreements with PBTK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PBTK’s satisfaction, would have caused it to make reference to the subject matter of any disagreement in connection with its reports.
For the years ended September 30, 2009 and 2008, and the subsequent interim period between October 1, 2009 and July 22, 2010, the date SU was retained, neither the Company nor anyone acting on the Company’s behalf consulted SU with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.
The following table presents fees billed by SU for professional services rendered for the fiscal quarter ended June 30, 2010 and the fiscal period end work for September 30, 2010. The transition period ended September 30, 2010 also includes fees billed by the Company’s former independent accounting firm, PBTK, for the quarter ended March 31, 2010. The table also includes fees billed by PBTK for the prior year’s audit work.

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2010	2009
Audit fees (1)	$32,150	$58,348
Audit related fees (2)	10,337	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$42,487	$58,348

(1)
Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those periods, reviews of the interim financial statements normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)
Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SU or by PBTK for 2010 or 2009.

(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by SU or by PBTK for 2010 or 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-KT.
INDEX TO EXHIBITS

Exhibit
Number	Description

31.1*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation
By:	/s/ Joel C. Robertson
Chairman, President and Chief Executive Officer

Date: January 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel C. Robertson Joel C. Robertson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2011

/s/ Melissa A. Seeger Melissa A. Seeger	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	January 28, 2011

/s/ Gerald L. Ehrens	Director	January 28, 2011
Gerald L. Ehrens

/s/ Peter J. Perkinson	Director	January 28, 2011
Peter J. Perkinson