Form 10-Q
period 2010-12-31
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2011-02-11
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2010
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

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,543,369
(Class)	(Outstanding at February 10, 2011)

Robertson Global Health Solutions Corporation
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):
ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash	$39,983	$40,976
Accounts receivables — related parties	14,047	8,842
Installment sale receivable	153,267	—
Prepaid and other	19,143	27,268

Total current assets	226,440	77,086

Property and equipment, net	5,741	4,114
Real estate held for sale, net	—	696,625

Total assets	$232,181	$777,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$635,404	$584,279
Accrued liabilities	390,335	358,380
Related party deferred revenue	207,416	207,416
Stockholder advances	—	150,000
Notes payable directors and stockholders — net	843,259	814,826
Notes payable other — net	482,151	476,743
Current portion of facility exit liability	59,325	51,056
Current portion bank term note	50,000	50,000

Total current liabilities	2,667,890	2,692,700

Long-term debt
Bank term note	174,998	187,499
Facility exit liability	15,676	31,098

Total long-term debt	190,674	218,597

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 20,000,000, 11,543,369 shares issued and outstanding	11,543	11,543
Paid-in capital	12,311,393	11,922,729
Deficit accumulated during development stage	(14,949,319)	(14,067,744)

Total stockholders’ deficit	(2,626,383)	(2,133,472)

Total liabilities and stockholders’ deficit	$232,181	$777,825

See accompanying notes to the interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

			April 11, 2005
			(date of
	Three Months Ended		inception) to
	December 31,		December 31,
	2010	2009	2010

Revenues
Contract fees	$—	$133,000	$133,000

Operating expenses
Cost of revenues	—	139,536	139,536
Product and content development	242,148	105,726	5,786,105
Selling, general and administrative	610,621	287,182	7,265,307
Impairment expense on real estate held for sale	—	—	1,548,375

Total operating expenses	852,769	532,444	14,739,323

Operating loss	(852,769)	(399,444)	(14,606,323)

Other income (expense)
Unrealized gain on derivative revaluation	—	2,035	17,279
Interest and other income	11,975	—	322,209
Other expenses	(2,878)	—	(96,150)
Interest expense	(37,903)	(23,792)	(586,334)

Total other income (expense)	(28,806)	(21,757)	(342,996)

Net loss	$(881,575)	$(421,201)	$(14,949,319)

Loss per share (basic)	$(0.08)	$(0.04)	$(1.48)

Weighted average number of common shares outstanding	11,543,369	10,000,000	10,134,129

See accompanying notes to the interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			April 11, 2005
			(date of
	Three Months Ended		inception) to
	December 31,		December 31,
	2010	2009	2010

Operating activities
Net loss	$(881,575)	$(421,201)	$(14,949,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	551	2,102	42,729
Amortization of deferred rent and facility exit liability	(7,153)	—	(21,526)
Adjustment of accrued facility exit liability	—	—	29,953
Unrealized gain on derivative revaluation	—	(2,035)	(17,279)
Impairment expense	—	—	1,548,375
Loss on sale of assets	2,878	—	2,878
Gain on debt cancellation	—	—	(262,088)
Note discount accretion	9,099	—	110,509
Beneficial conversion of convertible debt	—	—	89,048
Value of warrants issued for note guarantee	—	—	16,384
Stock based compensation	210,289	—	518,891
Changes in:
Accounts receivable — related parties	(5,205)	(83,000)	(8,447)
Prepaid and other	8,125	—	(11,866)
Accounts payable and accrued expenses	173,345	255,585	3,295,066
Deferred revenue	—	157,416	207,416
Stockholder advances	—	—	150,000
Accrued interest	19,456	21,615	234,835

Net cash used by operating activities	(470,190)	(69,518)	(9,024,441)

Investing activities
Purchase of property and equipment	(2,178)	—	(48,147)
Proceeds from sale of assets	449,939	—	749,939
Cash received in merger transaction	—	—	243,296

Net cash provided by investing activities	447,761	—	945,088

Financing activities
Sale of common stock	—	167,500	7,912,500
Sale of warrants	118,917		118,917
Repurchase of common stock	—	—	(372,000)
Payment of fractional shares	—	—	(4,321)
Proceeds from issuance of debt	—	—	920,416
Repayment of debt	(97,481)	(63,012)	(456,176)

Net cash provided (used) by financing activities	21,436	104,488	8,119,336

Net increase (decrease) in cash	(993)	34,970	39,983
Cash, beginning of period	40,976	363	—

Cash, end of period	$39,983	$35,333	$39,983

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$9,348	$2,175	$159,783
Transfers of liabilities from affiliate for costs incurred	$—	$209,135	$824,053
Derivative liability recorded for warrants	$—	$94,306	$17,279
Issuance of debt in redemption of accrued liabilities	$90,265	$—	$715,897
Repayment of advances from proceeds from sale of assets	$150,000	$—	$150,000
See accompanying notes to the interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to the Interim Consolidated Financial Statements (unaudited)
1. Nature of Operations and Basis of Presentation
Nature of Operations
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
The Company experienced a change in control, and therefore, NxOpinion was deemed to be the acquiring company and for accounting purposes the Merger was considered to be a reverse acquisition and recapitalization.
Description of Business
The Company has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic module, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by NxOpinion’s founder and the Company’s CEO, Dr. Joel Robertson (“Dr. Robertson”) in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform modules include chronic disease management, treatment adherence, electronic health records, and diagnostics that mimic skilled clinical reasoning to determine the most possible and probable diagnosis. In addition, RHealth Advisor provides the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.
Development Stage Enterprise
The Company follows the presentation and disclosure requirements of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) ASC 915, Accounting and Reporting by Development Stage Enterprises. Although some principal operations of marketing and licensing software solutions commenced in 2009, the Company has not yet generated significant revenue and is still considered in the development stage.
Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to December 31, 2010, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $14,949,319. The Company’s ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.
The interim consolidated financial statements have been prepared by management in accordance with GAAP for interim financial statements. Accordingly, certain information normally included in financial statements prepared in accordance with GAAP has been omitted. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the transition period ended September 30, 2010, from which the balance sheet data as of that date was derived.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2010, and its results of operations and cash flows for all periods presented.
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
The consolidated financial statements include the accounts of RGHS (formerly ASI) and its wholly-owned subsidiaries. Subsidiaries of RGHS include Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (RTL, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (ASI Capital, a wholly-owned subsidiary that operates certain leased property) and ASI Land Holdings, Inc. (ASI Land, a wholly-owned subsidiary which previously held certain real estate). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.
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
2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At December 31, 2010 and 2009, a total of 1,652,119 and 681,793, respectively, of potentially dilutive securities consisting of options (2010 only), warrants, and convertible debt (2009 only) were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	December 31,	September 30,
	2010	2010
Computer hardware	$31,211	$29,033
Vehicle	22,478	22,478

	53,689	51,511
Accumulated depreciation	(47,948)	(47,397)

Property and equipment, net	$5,741	$4,114

4. Real Estate
In October 2010, the Company entered into a letter agreement, as amended, with an entity controlled by a former director, to sell its three real estate properties and for the sale of warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) on an installment basis at a price of $900,000 payable over five months. As of December 31, 2010 the Company had received installment payments totaling $746,733, net of $177,878 of closing costs, commissions and shareholder advances, and issued 100,000 Warrants. In January 2011, the Company received the final installment of $153,267 and issued the final 50,000 Warrants.
No interest was imputed on the deferred installments due to the short nature of the transaction and the Company paid factoring fees totaling $15,000 from October 2010 through January 2011 for early installment remittances.
The fair value of the Warrants sold with the real estate was computed at $178,375 using the Black-Scholes valuation model using a calculated volatility rate of 68.5% based on the historical volatility of comparable companies from a representative industry peer group, a risk free interest rate of 1.15%, and a contractual life equal to the term of the warrants expiring in 2015.
At December 31, 2010, the installment receivable consisted of $153,267 (subsequently received in January 2011). A loss of $2,878, the amount of unanticipated title and escrow charges on the sale, was recorded as the properties were recorded as real estate held for sale at the anticipated net sales value at September 30, 2010 after reduction for the value of the Warrants.
5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	December 31,	September 30,
	2010	2010
Accounts payable
Payable to unrelated parties	$77,654	$66,510
Payable to affiliate RRI for contract services (see Note 11)	546,375	516,144
Payable to related parties	11,375	1,625

Total accounts payable	$635,404	$584,279

Accrued liabilities
Accrued wages and vacation	$232,911	$192,206
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	17,424	26,174

Total accrued liabilities	$390,335	$358,380

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
The following table summarizes facility exit liability activity for the three months ended December 31, 2010:

Accrual balance at September 30, 2010	$82,154
Accretion expense	1,236
Payment — net	(8,389)

Accrual balance at December 31, 2010	75,001
Less: current portion	(59,325)

Facility exit liability	$15,676

All facility exit costs and related accretion expense are included in selling, general and administrative expenses in the accompanying statement of operations.

7. Notes Payable
Notes payable consist of the following:

	December 31,	September 30,
	2010	2010
Notes payable — stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $166,226 and $154,317, respectively. Net of note discount of $8,717 and $13,148, respectively.	$450,009	$433,669

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $25,572 and $23,228, respectively. Net of note discount of $1,937 and $2,922 respectively.	88,635	85,306

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on June 30, 2011. Includes accrued interest of $7,229 and $4,164, respectively. Net of note discount of $7,250 and $10,933, respectively.	243,154	236,406

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $11,461 and $9,445, respectively.	61,461	59,445

Total notes payable — directors and stockholders (current)	$843,259	$814,826

Notes payable — other current
Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010 with the balance due December 28, 2010. Includes accrued interest of $122 and $0, respectively.	$482,151	$476,743

Notes payable — other long-term
Five year bank term note with interest at prime plus 1%, with monthly installments of $4,167. Note is guaranteed by the Company’s CEO.	224,998	237,499

Less: Long-term portion of bank term note	(174,998)	(187,499)

Notes payable — other (current portion)	$50,000	$50,000

8. Stock Options and Stock Purchase Warrants
Stock Options
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Three Months Ended
December 31,
2010
Volatility	71%
Risk-free interest rate	1.67%
Forfeiture rate	0.00%
Dividend yield	0.00%
Expected life in years	5
Weighted average fair value of options granted	$1.30
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
The Company recorded $210,289 and $-0- of stock compensation expense for the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, total estimated compensation cost of options granted but not yet vested was approximately $408,852 and is expected to be recognized over the weighted average period of 1.7 years.
The following table summarizes stock option activity for the three months ended December 31, 2010:

		Weighted-	Aggregate	Average
		Average	Intrinsic Value	Life
	Shares	Exercise Price	(2)	(Years)
Outstanding beginning of period	590,078	$3.22
Granted	100,000	$2.20
Exercised	—
Cancelled	—

Outstanding end of period (1)	690,078	$3.10	$30,000	4.9

Options exercisable at end of period	316,958	$3.06	$30,000	4.8

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2011 to 2015.

(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2010 of $2.50 per share.

Warrants
The following table summarizes warrant activity for the three months ended December 31, 2010:

		Average
		Exercise
		Price Per
	Number	Share
Shares purchaseable under outstanding warrants at September 30, 2010	862,041	$1.27
Stock purchase warrants sold in connection with real estate sale	100,000	$2.50

Shares purchaseable under outstanding warrants at December 31, 2010	962,041	$1.40

In January 2011, the Company issued the balance of 50,000 warrants in connection with the real estate sale (see Note 4).
At December 31, 2010, the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants	51,041	$2.50	May 28, 2013
Warrants	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015

	962,041

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2010.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.
The Company periodically evaluates the facts and assumptions used to estimate the fair value of its facility exit liability (Note 6).
Real estate previously considered by RGHS as an asset measured at fair value on a nonrecurring basis was sold in October 2010, as further described in Note 4.
10. Income Taxes
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

Due to the Merger transaction, NxOpinion is now treated as a corporation for income tax purposes and will be taxed as such for the earnings during the period beginning May 29, 2010. The Company has incurred losses for each of the periods since its inception and since the Merger. The tax attributes of the legal acquirer (formerly ASI now RGHS) prior to the merger included approximately $2,950,000 of net operating losses whose benefits may be substantially limited due to the change in ownership. Those prior Merger losses and losses of the Company after the Merger since being taxable as a corporation have appropriately been recorded as a deferred tax asset with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.
The provision for income taxes for the three months ended December 31, 2010 and 2009, respectively, has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.
11. Related Party Transactions
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)(3) of the Internal Revenue Code, for software and content development and corporate operational services including personnel, occupancy and other vendor costs. After the merger, the Company transitioned these services back to the Company. These services were billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the three months ended December 31, 2009, substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger. Dr. Robertson is also a Trustee of RRI. Certain expenses continue to be paid by RRI and are charged to the Company at cost as incurred.
During the three months ended December 31, 2010 and 2009 the Company incurred costs billed by RRI totaling $57,684 and $378,709 detailed as follows:

	Three Months Ended
	December 31,
	2010	2009

Personnel and benefits	$26	$305,086
Professional fees	—	253
Occupancy	2,345	25,585
Travel and entertainment	45,712	15,114
Marketing	213	348
Insurance	—	5,338
Interest	1,842	6,429
Computer and software	1,264	12,377
Consulting and contract services	—	3,125
Other	6,282	5,054

	$57,684	$378,709

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at December 31, 2010 are listed in Note 5.
12. Commitments and Contingencies
Going Concern
The Company incurred significant losses during the last two fiscal years and the last three months, and as a result it has limited funds and liquidity with which to operate. The Company’s operating plans will require additional funds. Additional funds may be obtained in the form of debt or equity financings. During the balance of fiscal 2011, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Facility Leases
In July 2010, the Company entered into a 24 month lease, commencing July 1, 2010, for approximately 5,625 square feet of improved office space with a current aggregate payment of $5,562 per month excluding utilities and costs. Future lease commitments aggregated $100,116 at December 31, 2010.
The Company is committed on monthly lease payments on a former facility at a current monthly rate of $8,725 per month net of a sublease (see Note 6). Future lease commitments aggregated $115,797 at December 31, 2010.
Employment Agreement
The Company is committed on an employment agreement with its President and Chief Executive Officer currently providing for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during a previous fiscal quarter. The Company may pay Dr. Robertson a separate bonus of up to $60,000 upon achievement of certain benchmarks.

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
Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since inception. Management has plans to generate revenues and to seek additional capital, as described herein. However, there can be no assurance additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-KT for the period ended September 30, 2010 previously filed with the SEC. The preparation of these financial statements prepared in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, real estate valuation and impairment, stock-based compensation, reverse acquisition accounting, facility exit liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that, of the significant accounting policies discussed in our financial statements, the following accounting policies have in the past and may in the future require our most difficult, subjective or complex judgments:
•	revenue recognition;

•	estimates and allowances (primarily doubtful accounts, real estate valuation and impairment);

•	stock-based compensation expense; and

•	income taxes.
Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2010. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-KT for the period ended September 30, 2010.
Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009
Revenues. No revenues were generated during the three months ended December 31, 2010. The revenue recognized during the three months ended December 31, 2009 related to a one time development collaboration agreement with Microsoft. Such revenue was not related to the planned commercialization of our current product.
Expenses. A reduction in the cost of revenues from the three months ended December 31, 2010 compared to December 31, 2009 resulted from expensing $139,536 in technology costs during the three months ended December 31, 2009. These costs were associated with the one time development collaboration agreement with Microsoft.

An increase in the product and content development costs from the quarter ending December 31, 2010 compared to the quarter ending December 31, 2009 were mainly due to increases in personnel costs, stock option expenses, travel expenses and consulting fees. An increase of $28,759 in personnel costs resulted primarily from an increased allocation of employee time spent on product and content development. Additionally, costs for the three months ending December 31, 2010 included $11,307 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan. There were no comparable non-cash stock-based compensation costs for the quarter ending December 31, 2009. An increase of $16,323 in travel costs resulted from additional travel for work with collaborative partners. Consulting fees increased by $78,453 due primarily to the utilization in the quarter ending December 31, 2010 of a technology consulting firm for implementation management and application design and development. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.
There was an increase in the selling, general and administrative costs during the three months ended December 31, 2010 compared to December 31, 2009. Legal fees incurred during the three months ended December 31, 2010 were $95,782 more than in the same three months of 2009. During 2010, substantial legal work was performed on the Company’s transition report on Form 10-KT and relating to threatened litigation. Accounting fees during the quarter ending December 31, 2010 increased $10,210 compared to the quarter ending December 31, 2009, relating to the audit of the transition period. Consulting fees increased $15,550, primarily resulting from SEC consulting work. During the quarter ending December 31, 2010, $12,000 of factoring fees were paid and expensed. There were no comparable factoring fees during the quarter ending December 31, 2009. An increase of $14,065 resulted from additional travel for meeting with prospective collaborative partners. There was a decrease of $55,877 resulting from a decreased allocation of employee time spent on general and administrative activities, as well as a decrease in the salary of the Company’s President and CEO resulting from a revised contract. Costs for the quarter ending December 31, 2010 included $198,982 of non-cash stock-based compensation costs, of which there was no comparable expense in 2009. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.
Liquidity and Capital Resources
At December 31, 2010, we had cash and equivalents of $39,983 compared to $40,976 at September 30, 2010. Net cash used by operating activities was $470,190 during the three months ended December 31, 2010, compared to $69,518 used by operating activities for the three months ending December 31, 2009. The current period net cash used by operating activities resulted primarily from the net loss of $881,575 reduced by $210,289 of non-cash stock-based compensation and a $173,345 increase in accounts payable and accrued expenses. Until the company generates revenues, we expect continued cash operating deficits.
Cash in the amount of $568,856 was received from installments payments from the sale of real estate and warrants during the most recent quarter. The balance of $153,267 was received in January 2011.
Our principal source of liquidity at December 31, 2010 consisted of cash and equivalents of $39,983 and our installment sale receivable of $153,267. Management expects that given the current rate of expenditures it will require approximately $3,600,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,182,704 due in the next twelve months. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to curtail or scale back operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2010, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.
Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Transition Report on Form 10-KT for the period ended September 30, 2010, continues to manifest as a weakness in our disclosure controls and procedures at December 31, 2010. Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors. Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, we did not maintain effective disclosure controls and procedures.
(b) Changes in internal controls over financial reporting.
At September 30, 2010, Management identified the lack of independent oversight by an audit committee of independent members of the Board of Directors as a material weakness in our internal control over financial reporting. We remediated this weakness by establishing in November 2010 an independent audit committee.
With regard to the lack of segregation of duties within accounting functions, our Chief Executive and Chief Financial Officers have concluded that with certain management oversight controls that are in place and the use of an outside SEC and GAAP consultant for each period closing that the risks associated with limited accounting personnel is not sufficient to justify the costs of adding personnel at this time. However, management has implemented an oversight process in which all disbursements are reviewed by a member of management separate from the signature and recording function and is reviewing other steps to mitigate this control deficiency.
Other than described in the preceding paragraphs, there have been no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.
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

As previously disclosed on Form 10-KT for the transition period ended September 30, 2010, Robertson Technology Licensing, LLC, a wholly-owned subsidiary of the Company, has been threatened with litigation by Aversien Science, LLC and R.E. Lloyd Group Holdings, LLC (the “Claimants”). The Claimants contend that Robertson Technology Licensing, LLC, entered into a series of agreements granting the Claimants the right to serve as exclusive agents of the Company in connection with certain transactions that were being considered by the Company. The Company disputes the agency of the Claimants. Further, the Company has elected not to pursue the transactions allegedly contemplated by the agency and believes there is therefore no basis for the maintenance of the claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) none
(b) none
(c) none

Item 3.	Defaults Upon Senior Securities
The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $62,382.
The Company is in default of its repayment obligation on a promissory note dated May 27, 2010 in the original principal amount of $331,547, increased by additional invoices billed. The note matured on December 28, 2010. The note bears interest at 5% per annum. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $464,790.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibits —

2.1		Original Letter Agreement dated October 13, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report Form 8-K dated October 19, 2010)
2.2
Letter dated October 20, 2010 confirming amendment to Original Letter Agreement dated October 13, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 26, 2010 and incorporated herein by reference).

3.1		Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference
3.2		Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)
10.1
Letter Agreement dated October 13, 2010 regarding sale of parcels and exhibit thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2010 and incorporated herein by reference).

10.2
Letter dated October 20, 2010 confirming amendment to Original Letter Agreement dated October 13, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 26, 2010 and incorporated herein by reference).

10.3
Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

10.4
Sanlam Health Addendum to Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

31.1	*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation
Date: February 11, 2011	By:	/s/ Melissa A. Seeger
Melissa A. Seeger
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)