Form 10-Q
period 2011-03-31
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2011-05-12
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011
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

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,703,369
(Class)	(Outstanding at May 11, 2011)

Robertson Global Health Solutions Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
ASSETS	(unaudited)	(unaudited)
Current assets
Cash	$56,103	$40,976
Accounts receivables - related parties	18,838	8,842
Prepaid and other	11,018	27,268
Total current assets	85,959	77,086

Property and equipment, net	7,902	4,114
Real estate held for sale, net	-	696,625

Total assets	$93,861	$777,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$652,708	$584,279
Accrued liabilities	521,068	358,380
Related party deferred revenue	207,416	207,416
Stockholder advances	50,000	150,000
Notes payable directors and stockholders - net	871,075	814,826
Notes payable other - net	494,913	476,743
Current portion of facility exit liability	77,626	51,056
Current portion bank term note	50,000	50,000
Total current liabilities	2,924,806	2,692,700

Long-term debt
Bank term note	162,497	187,499
Facility exit liability	-	31,098
Total long-term debt	162,497	218,597

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 11,648,369 and 11,543,369 shares issued and outstanding, respectively	11,648	11,543
Paid-in capital	12,768,595	11,922,729
Deficit accumulated during development stage	(15,773,685)	(14,067,744)
Total stockholders' deficit	(2,993,442)	(2,133,472)

Total liabilities and stockholders' deficit	$93,861	$777,825

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					April 11, 2005
					(date of
	Three Months Ended		Six Months Ended		inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenues
Contract fees	$-	$-	$-	$133,000	$133,000

Operating expenses
Cost of revenues	-	-	-	139,536	139,536
Product and content development	209,809	143,195	451,957	248,921	5,995,914
Selling, general and administrative	571,812	281,244	1,182,433	568,426	7,837,119
Impairment expense on real estate held for sale	-	-	-	-	1,548,375
Total operating expenses	781,621	424,439	1,634,390	956,883	15,520,944
Operating loss	(781,621)	(424,439)	(1,634,390)	(823,883)	(15,387,944)

Other income (expense)
Unrealized gain on derivative revaluation	-	6,956	-	8,991	17,279
Interest and other income	11,241	-	23,216	-	333,450
Other expenses	(16,017)	-	(18,895)	-	(112,167)
Interest expense	(37,969)	(134,071)	(75,872)	(157,863)	(624,303)
Total other income (expense)	(42,745)	(127,115)	(71,551)	(148,872)	(385,741)

Net loss	$(824,366)	$(551,554)	$(1,705,941)	$(972,755)	$(15,773,685)

Loss per share (basic)	$(0.07)	$(0.06)	$(0.15)	$(0.10)	$(1.55)

Weighted average number of common shares outstanding	11,583,675	10,000,000	11,563,300	10,000,000	10,193,973

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			April 11, 2005
			(date of
	Six Months Ended		inception) to
	March 31,		March 31,
	2011	2010	2011

Operating activities
Net loss	$(1,705,941)	$(972,755)	$(15,773,685)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	875	3,830	43,053
Amortization of deferred rent and facility exit liability	(20,545)	-	(34,918)
Adjustment of accrued facility exit liability	16,017	-	45,970
Unrealized gain on derivative revaluation	-	(8,991)	(17,279)
Impairment expense	-	-	1,548,375
Loss on sale of assets	2,878	-	2,878
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	18,000	15,320	119,410
Beneficial conversion of convertible debt	-	89,048	89,048
Value of warrants issued for note guarantee	-	-	16,384
Stock based compensation	457,596	-	766,198
Changes in:
Accounts receivable - related parties	(9,996)	-	(13,238)
Prepaid and other	16,250	-	(3,741)
Accounts payable and accrued expenses	368,305	286,948	3,490,026
Deferred revenue	-	157,416	207,416
Accrued interest	39,661	45,947	255,040
Net cash used by operating activities	(816,900)	(383,237)	(9,521,151)
Investing activities
Net change in stockholder advances	50,000		200,000
Purchase of property and equipment	(4,663)	-	(50,632)
Proceeds from sale of assets	543,747	-	843,747
Cash received in merger transaction	-	-	243,296
Net cash provided by investing activities	589,084	-	1,236,411
Financing activities
Sale of common stock	210,000	292,500	8,122,500
Sale of warrants	178,375		178,375
Repurchase of common stock	-	-	(372,000)
Payment of fractional shares	-	-	(4,321)
Proceeds from issuance of debt	-	170,000	920,416
Repayment of debt	(145,432)	(79,118)	(504,127)
Net cash provided (used) by financing activities	242,943	383,382	8,340,843
Net increase (decrease) in cash	15,127	145	56,103
Cash, beginning of period	40,976	363	-
Cash, end of period	$56,103	$508	$56,103

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$18,211	$2,301	$168,646
Transfers of liabilities from affiliate for costs incurred	$-	$209,135	$824,053
Derivative liability recorded for warrants	$-	$252,850	$17,279
Issuance of debt in redemption of accrued liabilities	$137,188	$-	$762,820
Repayment of advances from proceeds from sale of assets	$150,000	$-	$150,000

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

The Company experienced a change in control, and therefore NxOpinion was deemed to be the acquiring company and for accounting purposes the Merger was considered to be a reverse acquisition and recapitalization.

Description of Business
The Company has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic module, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by NxOpinion’s founder and the Company’s CEO, Dr. Joel Robertson (“Dr. Robertson”) in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform modules include chronic disease management, treatment adherence, electronic health records, and diagnostics that mimic skilled clinical reasoning to determine the most possible and probable diagnosis.  In addition, RHealth Advisor provides the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations and discussions with healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization.  The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to March 31, 2011, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $15,773,685. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2011, and its results of operations and cash flows for all periods presented.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period.  At March 31, 2011 and 2010, a total of 1,697,217 and 983,573, respectively, of potentially dilutive securities consisting of options (2011 only), warrants, and convertible debt (2010 only) were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	March 31,	September 30,
	2011	2010
Computer hardware	$33,696	$29,033
Vehicle	22,478	22,478
	56,174	51,511
Accumulated depreciation	(48,272)	(47,397)
Property and equipment, net	$7,902	$4,114

4. Real Estate
In October 2010, the Company entered into a letter agreement, as amended, with an entity controlled by a former director, to sell its three real estate properties and for the sale of warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) on an installment basis at a price of $900,000 payable over five months. In January 2011 the Company received the final payment on installments totaling $900,000, net of $177,878 of closing costs, commissions and shareholder advances, and issued 150,000 Warrants.

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

A loss of $2,878, the amount of title and escrow charges on the sale, was recorded as the properties were recorded as real estate held for sale at the anticipated net sales value at September 30, 2010 after reduction for the value of the Warrants.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	March 31,	September 30,
	2011	2010
Accounts payable
Payable to unrelated parties	$93,517	$66,510
Payable to affiliate RRI for contract
services (see Note 11)	539,441	516,144
Payable to related parties	19,750	1,625
Total accounts payable	$652,708	$584,279

Accrued liabilities
Accrued wages and vacation	$292,992	$192,206
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	88,076	26,174
Total accrued liabilities	$521,068	$358,380

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

The following table summarizes facility exit liability activity for the six months ended March 31, 2011:

Accrual balance at September 30, 2010	$82,154
Accrual correction for cash flow assumptions	16,017
Accretion expense	2,776
Payment - net	(23,321)
Accrual balance at March 31, 2011	$77,626

All facility exit costs and related accretion expense are included in selling, general and administrative expenses in the accompanying statement of operations.

7. Notes Payable
Notes payable consist of the following:
	March 31,	September 30,
	2011	2010
Notes payable - stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $177,877 and $154,317, respectively. Net of note discount of $4,382 and $13,148, respectively.	$465,995	$433,669

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due June 30, 2011. Includes accrued interest of $27,865 and $23,228, respectively. Net of note discount of $974 and $2,922 respectively.	91,891	85,306

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on June 30, 2011. Includes accrued interest of $10,227 and $4,164, respectively. Net of note discount of $3,647 and $10,933, respectively.	249,755	236,406

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $13,434 and $9,445, respectively.	63,434	59,445

Total notes payable - directors and stockholders (current)	$871,075	$814,826

Notes payable - other current
Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010. This note is currently in default. Includes accrued interest of $1,412 and $0, respectively.	$494,913	$476,743

Notes payable - other long-term
Five year bank term note with interest at prime plus 1%, with monthly installments of $4,167. Note is guaranteed by the Company's CEO.	$212,497	$237,499

Less: Long-term portion of bank term note	(162,497)	(187,499)

Notes payable - other (current portion)	$50,000	$50,000

8. Stock Options and Stock Purchase Warrants

Stock Options
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. Under ASC 505-50 options or stock awards issued to non-employees who are not directors of the Company are recorded at the estimated fair value of the stock options issued at the measurement date. Non-employee options are periodically revalued as the options vest so that when performance is complete, the costs recognized are equivalent to the fair value.  In this way the expense is recognized over the related service period on a graded vesting method.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Six Months Ended
March 31,
2011
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

The Company recorded $457,596 and $-0- of stock compensation expense for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total estimated compensation cost of options granted but not yet vested was approximately $363,000 and is expected to be recognized over the weighted average period of 1.2 years.

The following table summarizes stock option activity for the six months ended March 31, 2011:
		Weighted-	Aggregate	Average
		Average	Intrinsic Value	Life
	Shares	Exercise Price	(2)	(Years)
Outstanding beginning of period	590,078	$3.22
Granted	100,000	$2.20
Exercised	-
Cancelled	(4,902)	$6.06
Outstanding end of period (1)	685,176	$3.09	$320,151	4.4
Options exercisable at end of period	406,236	$3.05	$219,441	4.4

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2011 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2011 of $3.50 per share.

Warrants

The following table summarizes warrant activity for the six months ended March 31, 2011:
		Average
		Exercise
		Price Per
	Number	Share
Shares purchaseable under outstanding warrants at September 30, 2010	862,041	$1.27
Stock purchase warrants sold in connection with real estate sale	150,000	$2.50
Shares purchaseable under outstanding warrants at March 31, 2011	1,012,041	$1.45

At March 31, 2011, the Company had the following warrants outstanding:
	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants	51,041	$2.50	May 28, 2013
Warrants	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis at March 31, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2011.

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

The provision for income taxes for the six months ended March 31, 2011 and 2010, respectively, has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

11. Related Party Transactions
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)(3) of the Internal Revenue Code, for software and content development and corporate operational services including personnel, occupancy and other vendor costs. After the Merger, the Company transitioned these services back to the Company. These services were billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the six months ended March 31, 2010, substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger.  Dr. Robertson is also a Trustee of RRI.  Certain expenses continue to be paid by RRI and are charged to the Company at cost as incurred.

During the six months ended March 31, 2011 and 2010 the Company incurred costs billed by RRI totaling $80,305 and $800,429 detailed as follows:

	Six Months Ended
	March 31,
	2011	2010

Personnel and benefits	$77	$595,013
Professional fees	-	67,959
Occupancy	3,957	51,470
Travel and entertainment	53,754	23,653
Marketing	874	784
Insurance	-	13,971
Interest	3,853	11,615
Computer and software	4,131	21,186
Consulting and contract services	-	4,900
Other	13,659	9,878
	$80,305	$800,429

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at March 31, 2011 are listed in Note 5.

See Notes 4, 5 and 7 for additional related party transactions and information.

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

Facility Leases
In July 2010, the Company entered into a 24 month lease, commencing July 1, 2010, for approximately 5,625 square feet of improved office space with a current aggregate payment of $5,562 per month excluding utilities and costs. Future lease commitments aggregated $83,430 at March 31, 2011.

The Company is committed on monthly lease payments on a former facility at a current monthly rate of $9,030 per month net of a sublease (see Note 6). Future lease commitments aggregated $100,864 at March 31, 2011.

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

Overview
We license RHealth Advisor, a medical knowledge platform powering a suite of health applications, including our leading diagnostic module, for global healthcare delivery. The medical knowledge management system, use of mathematical and statistical bases and business process for our core software platform was developed by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. We believe RHealth Advisor is an advanced and powerful global healthcare solution that improves medical outcomes and is uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

We believe that, of the significant accounting policies discussed in our financial statements, the following accounting policies have in the past and may in the future require our most difficult, subjective or complex judgments:

●	revenue recognition;
●	estimates and allowances (primarily doubtful accounts, real estate valuation and impairment);
●	stock-based compensation expense; and
●	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended March 31, 2011. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-KT for the period ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
Revenues.  No revenues were generated during the three months ended March 31, 2011 or 2010.

Expenses.  An increase in the product and content development costs from the quarter ending March 31, 2011 compared to the quarter ending March 31, 2010 was mainly due to increased stock option expenses and consulting fees. Costs for the three months ending March 31, 2011 included $18,080 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan.  There were no comparable non-cash stock-based compensation costs for the quarter ending March 31, 2010. Consulting fees increased by $57,270 due primarily to the utilization in the quarter ending March 31, 2011 of a technology consulting firm for implementation management and application design and development. There was a decrease of $7,493 in personnel costs resulting primarily from a decreased allocation of employee time spent on product and content development. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was an increase in the selling, general and administrative costs during the three months ended March 31, 2011 compared to March 31, 2010.  Costs for the quarter ending March 31, 2011 included $229,227 of non-cash stock-based compensation costs, of which there was no comparable expense in 2010.  Consulting fees increased $28,725, primarily resulting from SEC and management consulting work.  During the three months ending March 31, 2011, $18,410 of shareholder costs were paid and expensed.  There were no comparable shareholder costs during the three months ending March 31, 2010. There was an increase of $6,387 in personnel costs resulting primarily from an increased allocation of employee time spent on general and administrative activities. Legal fees incurred during the three months ended March 31, 2011 were $9,757 less than in the same three months of 2010.  During 2010, substantial legal work was performed in preparation for the Merger (See Note 1 to the financial statements).  Accounting fees during the quarter ending March 31, 2011 decreased $5,943 compared to the quarter ending March 31, 2010, relating to the audit of the predecessor company’s fiscal year ending December 31, 2009.  Finally, costs for the quarter ending March 31, 2011 included $16,017 of non-cash facility exit costs resulting from an accrual correction for cash flow assumptions.  There was no comparable expense in 2010.  Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010
Revenues.  No revenues were generated during the six months ended March 31, 2011.  The revenue recognized during the six months ended March 31, 2010 related to a one time development collaboration agreement with Microsoft.  Such revenue was not related to the planned commercialization of our current product.

Expenses.  A reduction in the cost of revenues from the six months ended March 31, 2011 compared to March 31, 2010 resulted from expensing $139,536 in technology costs during the six months ended March 31, 2010.  These costs were associated with the one time development collaboration agreement with Microsoft.

An increase in the product and content development costs from the six months ending March 31, 2011 compared to the six months ending March 31, 2010 were mainly due to increases in personnel costs, stock option expenses, travel expenses and consulting fees.  An increase of $21,266 in personnel costs resulted primarily from an increased allocation of employee time spent on product and content development.  Additionally, costs for the six months ending March 31, 2011 included $29,387 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan.  There were no comparable non-cash stock-based compensation costs for the six months ending March 31, 2010. An increase of $16,886 in travel costs resulted from additional travel for work with collaborative partners.  Consulting fees increased by $135,723 due primarily to the utilization in 2011 of a technology consulting firm for implementation management and application design and development. Product and content development costs can vary significantly from period to period based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was an increase in the selling, general and administrative costs during the six months ended March 31, 2011 compared to March 31, 2010.  Costs for the six months ending March 31, 2011 included $428,209 of non-cash stock-based compensation costs, of which there was no comparable expense in 2010. Legal fees incurred during the six months ended March 31, 2011 were $86,025 more than in the same six months of 2010.  During fiscal year 2011, substantial legal work was performed on the Company’s transition report on Form 10-KT and relating to threatened litigation.  Accounting fees during the six months ending March 31, 2011 increased $4,267 compared to the six months ending March 31, 2010, relating to the audit of the transition period.  Consulting fees increased $44,275, primarily resulting from SEC and management consulting work.  During the six months ending March 31, 2011, $15,000 of factoring fees were paid and expensed.  There were no comparable factoring fees during the period ending March 31, 2010. During the six months ending March 31, 2011, $23,470 of shareholder costs were paid and expensed.  There were no comparable shareholder costs during the six months ending March 31, 2010. An increase of $13,610 resulted from additional travel for meeting with prospective collaborative partners.  There was a decrease of $49,489 resulting from a decreased allocation of employee time spent on general and administrative activities, as well as a decrease in the salary of the Company’s President and CEO resulting from a revised contract.  Finally, costs for the six months ending March 31, 2011 included $16,017 of non-cash facility exit costs resulting from an accrual correction for cash flow assumptions.  There was no comparable expense in 2010.   Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Liquidity and Capital Resources
At March 31, 2011, we had cash and equivalents of $56,103 compared to $40,976 at September 30, 2010.  Net cash used by operating activities was $816,900 during the six months ended March 31, 2011, compared to $383,237 used by operating activities for the six months ending March 31, 2010.  The current period net cash used by operating activities resulted primarily from the net loss of $1,705,941 reduced by $457,596 of non-cash stock-based compensation and a $368,305 increase in accounts payable and accrued expenses.  Until the company generates revenues, we expect continued cash operating deficits.

Cash in the amount of $722,122 was received from installments payments from the sale of real estate and warrants during the six months ending March 31, 2011.  Cash in the amount of $210,000 was received from the sale of common stock during the six months ending March 31, 2011.

Our principal source of liquidity at March 31, 2011 consisted of cash and equivalents of $56,103. Management expects that given the current rate of expenditures it will require approximately $2,800,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,194,176 in default or due in the next twelve months that we must refinance, restructure or obtain additional funding to repay. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to curtail or scale back operations. Failure to obtain sufficient capital could have a material adverse affect on our Company.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2011, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Transition Report on Form 10-KT for the period ended September 30, 2010, continues to manifest as a weakness in our disclosure controls and procedures at March 31, 2011.  Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors.  Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, we did not maintain effective disclosure controls and procedures.

(b) Changes in internal controls over financial reporting.
With regard to the lack of segregation of duties within accounting functions, our Chief Executive and Chief Financial Officers have concluded that with certain management oversight controls that are in place and the use of an outside SEC and GAAP consultant for each period closing that the risks associated with limited accounting personnel is not sufficient to justify the costs of adding personnel at this time. However, management has implemented an oversight process in which all disbursements are reviewed by a member of management separate from the signature and recording function and is reviewing other steps to mitigate this control deficiency.  We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources within the accounting function when funds are available to us.

Other than described in the preceding paragraphs, there have been no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as previously disclosed on Form 10-Q for the period ended December 31, 2010, we are not a party to any material pending legal proceedings as of the date of this report. However, we may at times in the future become involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	The following shares of common stock were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:
•
On February 15, 2011 we issued 50,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $100,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On March 21, 2011 we issued 55,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $110,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

(b)	none
(c)	none

Item 3. Defaults Upon Senior Securities

The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000.  The note matured on April 3, 2010.  The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $64,355.

The Company is in default of its repayment obligation on a promissory note dated May 27, 2010 in the original principal amount of $331,547, increased by additional invoices billed.  The note matured on December 28, 2010.  The note bears interest at 5% per annum. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $497,752.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits –

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference).
31.1*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation
Date: May 12, 2011	By:	/s/ Melissa A. Seeger
Melissa A. Seeger
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)