Form 10-Q
period 2011-06-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2011-08-10
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011
Commission File Number 0-6428

Robertson Global Health Solutions Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0105586 (IRS Employer Identification No.)
4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan (Address of principal executive offices)	48603 (Zip Code)
(989) 799-8720
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,766,469
(Class)	(Outstanding at August 9, 2011)

Robertson Global Health Solutions Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
ASSETS	(unaudited)	(unaudited)
Current assets
Cash	$2,198	$40,976
Accounts receivables - related parties	24,011	8,842
Prepaid and other	47,226	27,268
Total current assets	73,435	77,086

Property and equipment, net	9,037	4,114
Real estate held for sale, net	-	696,625

Total assets	$82,472	$777,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$823,699	$584,279
Accrued liabilities	614,492	358,380
Related party deferred revenue	-	207,416
Stockholder advances	76,742	150,000
Notes payable directors and stockholders - net	899,203	814,826
Notes payable other - net	509,666	476,743
Current portion of facility exit liability	63,385	51,056
Current portion bank term note	50,000	50,000
Total current liabilities	3,037,187	2,692,700

Long-term debt
Bank term note	149,996	187,499
Facility exit liability	-	31,098
Total long-term debt	149,996	218,597

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 11,753,969 and 11,543,369 shares issued and outstanding, respectively	11,754	11,543
Paid-in capital	13,116,216	11,922,729
Deficit accumulated during development stage	(16,232,681)	(14,067,744)
Total stockholders' deficit	(3,104,711)	(2,133,472)

Total liabilities and stockholders' deficit	$82,472	$777,825

See accompanying notes to the interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					April 11, 2005
					(date of
	Three Months Ended		Nine Months Ended		inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues
Contract fees	$-	$-	$-	$133,000	$133,000
Contract fees - related party	207,416	-	207,416	-	207,416
Total revenues	207,416	-	207,416	133,000	340,416

Operating expenses
Cost of revenues	-	-	-	139,536	139,536
Product and content development	240,952	166,590	692,909	415,511	6,236,866
Selling, general and administrative	394,361	329,327	1,576,794	897,753	8,231,480
Impairment expense on real estate held for sale	-	1,395,000	-	1,395,000	1,548,375
Total operating expenses	635,313	1,890,917	2,269,703	2,847,800	16,156,257
Operating loss	(427,897)	(1,890,917)	(2,062,287)	(2,714,800)	(15,815,841)

Other income (expense)
Unrealized gain on derivative revaluation	-	5,702	-	14,693	17,279
Interest and other income	9,334	3,747	32,550	3,747	342,784
Other expenses	(485)	-	(19,380)	-	(112,652)
Interest expense	(39,948)	(127,847)	(115,820)	(285,710)	(664,251)
Total other income (expense)	(31,099)	(118,398)	(102,650)	(267,270)	(416,840)

Net loss	$(458,996)	$(2,009,315)	$(2,164,937)	$(2,982,070)	$(16,232,681)

Loss per share (basic)	$(0.04)	$(0.19)	$(0.19)	$(0.29)	$(1.58)

Weighted average number of common shares outstanding	11,713,789	10,479,780	11,613,463	10,159,927	10,254,872

See accompanying notes to the interim consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			April 11, 2005
			(date of
	Nine Months Ended		inception) to
	June 30,		June 30,
	2011	2010	2011

Operating activities
Net loss	$(2,164,937)	$(2,982,070)	$(16,232,681)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,316	4,862	43,494
Amortization of deferred rent and facility exit liability	(35,271)	(7,265)	(49,644)
Adjustment of accrued facility exit liability	16,502	-	46,455
Unrealized gain on derivative revaluation	-	(14,693)	(17,279)
Impairment expense	-	1,395,000	1,548,375
Loss on sale of assets	2,878	-	2,878
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	27,003	92,311	128,413
Beneficial conversion of convertible debt	-	89,048	89,048
Value of warrants issued for note guarantee	-	16,384	16,384
Stock based compensation	593,523	-	902,125
Changes in:
Accounts receivable - related parties	(15,169)	5,600	(18,411)
Prepaid and other	(19,958)	(28,116)	(39,949)
Accounts payable and accrued expenses	641,288	644,963	3,763,009
Deferred revenue	(207,416)	157,416	-
Accrued interest	64,971	66,856	280,350
Net cash used by operating activities	(1,095,270)	(559,704)	(9,799,521)
Investing activities
Purchase of property and equipment	(6,239)	-	(52,208)
Proceeds from sale of assets	543,747	100,000	843,747
Cash received in merger transaction	-	243,296	243,296
Net cash provided by investing activities	537,508	343,296	1,034,835
Financing activities
Net change in stockholder advances	76,742	-	226,742
Sale of common stock	420,000	292,500	8,332,500
Sale of warrants	178,375	-	178,375
Repurchase of common stock	-	(12,000)	(372,000)
Payment of fractional shares	-	-	(4,321)
Proceeds from exercise of stock options	1,800		1,800
Proceeds from issuance of debt	-	245,000	920,416
Repayment of debt	(157,933)	(203,928)	(516,628)
Net cash provided by financing activities	518,984	321,572	8,766,884
Net increase (decrease) in cash	(38,778)	105,164	2,198
Cash, beginning of period	40,976	363	-
Cash, end of period	$2,198	$105,527	$2,198

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$22,104	$21,109	$172,539
Transfers of liabilities from affiliate for costs incurred	$-	$209,135	$824,053
Derivative liability recorded for warrants	$-	$(127,071)	$17,279
Issuance of debt in redemption of accrued liabilities	$145,756	$404,461	$771,388
Repayment of advances from proceeds from sale of assets	$150,000	$-	$150,000

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

Description of Business
The Company has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic application, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by NxOpinion’s founder and the Company’s CEO, Dr. Joel Robertson (“Dr. Robertson”) in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge applications include electronic health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient. In addition, RHealth Advisor provides the latest treatment options and referral to the appropriate level of care given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations and discussions with healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

Development Stage Enterprise
The Company follows the presentation and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 915, Accounting and Reporting by Development Stage Enterprises. Although some principal operations of marketing and licensing software solutions commenced in 2009, the Company has not yet generated significant revenue and is still considered in the development stage.

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to June 30, 2011, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $16,232,681. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2011, and its results of operations and cash flows for all periods presented.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At June 30, 2011 and 2010, a total of 1,786,617 and 887,053, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	June 30,	September 30,
	2011	2010
Computer hardware	$35,272	$29,033
Vehicle	22,478	22,478
	57,750	51,511
Accumulated depreciation	(48,713)	(47,397)
Property and equipment, net	$9,037	$4,114

4. Real Estate
In October 2010, the Company entered into a letter agreement, as amended, with an entity controlled by a former director, to sell its three real estate properties and for the sale of warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) on an installment basis at a price of $900,000 payable over five months. In January 2011, the Company received the final payment on installments totaling $900,000, net of $177,878 of closing costs, commissions and shareholder advances, and issued 150,000 Warrants.

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

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	June 30,	September 30,
	2011	2010
Accounts payable
Payable to unrelated parties	$260,773	$66,510
Payable to affiliate RRI for contract
services (see Note 11)	538,426	516,144
Payable to related parties	24,500	1,625
Total accounts payable	$823,699	$584,279

Accrued liabilities
Accrued wages and vacation	$359,179	$192,206
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	115,313	26,174
Total accrued liabilities	$614,492	$358,380

6. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. The Company entered into a sublease on the 3,747 feet of improved office space commencing in June 2010 and ending July 2011. The landlord granted a 50% rent concession for the six months ending December 2009, a 25% concession for the twelve months ending December 2010, and a 17% concession for the 10 months ending March 2012.

The following table summarizes facility exit liability activity for the nine months ended June 30, 2011:

Accrual balance at September 30, 2010	$82,154
Accrual correction for cash flow assumptions	16,502
Accretion expense	4,110
Payment - net	(39,381)
Accrual balance at June 30, 2011	$63,385

All facility exit costs and related accretion expense are included in selling, general and administrative expenses in the accompanying statement of operations.

7. Notes Payable
Notes payable consist of the following:

	June 30,	September 30,
	2011	2010
Notes payable - stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due September 30, 2011. Includes accrued interest of $189,657 and $154,317, respectively. Net of note discount of $0 and $13,148, respectively.	$482,157	$433,669

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due September 30, 2011. Includes accrued interest of $30,184 and $23,228, respectively. Net of note discount of $0 and $2,922 respectively.	95,184	85,306

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on September 30, 2011. Includes accrued interest of $13,258 and $4,164, respectively. Net of note discount of $0 and $10,933, respectively.	256,433	236,406

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $15,429 and $9,445, respectively.	65,429	59,445

Total notes payable - directors and stockholders (current)	$899,203	$814,826

Notes payable - other current
Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010. The balance is increased by additional invoices billed. This note is currently in default. Includes accrued interest of $7,597 and $0, respectively.	$509,666	$476,743

Notes payable - other long-term
Five year bank term note with interest at prime plus 1%, with monthly installments of $4,167. Note is guaranteed by the Company's CEO.	$199,996	$237,499

Less: Long-term portion of bank term note	(149,996)	(187,499)

Notes payable - other (current portion)	$50,000	$50,000

In June 2011, the Company entered into Extension Agreements with the holders of certain promissory notes previously issued by the Company. The notes, with total principal amounts totaling $600,675, all had maturity dates of June 30, 2011. Each lender agreed to extend the due date to September 30, 2011 with no change to the interest rate or other terms of the notes.

8. Stock Options and Stock Purchase Warrants

Stock Options
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. Under ASC 505-50 options or stock awards issued to non-employees who are not directors of the Company are recorded at the estimated fair value of the stock options issued at the measurement date. Non-employee options are periodically revalued as the options vest so the cost ultimately recognized is equivalent to the fair value on the date performance is complete with such expense recognized over the related service period on a graded vesting method.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Nine Months Ended
June 30,
2011
Volatility	71%
Risk-free interest rate	1.71%
Forfeiture rate	0.00%
Dividend yield	0.00%
Expected life in years	4.49
Weighted average fair value of options granted	$1.86

Since the Company’s stock is not actively traded and the merger changed the nature of the Company’s business, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and almost no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods — Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was derived from the Company’s historical employee data and its estimates of the likely future actions of option holders. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded $593,523 and $-0- of stock compensation expense for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, total estimated compensation cost of options granted but not yet vested was approximately $422,000 and is expected to be recognized over the weighted average period of 1.3 years.

The following table summarizes stock option activity for the nine months ended June 30, 2011:

		Weighted-	Aggregate	Average
		Average	Intrinsic Value	Life
	Shares	Exercise Price	(2)	(Years)
Outstanding beginning of period	590,078	$3.22
Granted	190,000	$3.60
Exercised	(600)	$3.00
Cancelled	(4,902)	$6.06
Outstanding end of period (1)	774,576	$3.32	$319,851	4.5
Options exercisable at end of period	423,636	$3.14	$219,141	4.4

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2011 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2011 of $3.50 per share.

Warrants

The following table summarizes warrant activity for the nine months ended June 30, 2011:

		Average
		Exercise
		Price Per
	Number	Share
Shares purchaseable under outstanding warrants at September 30, 2010	862,041	$1.27
Stock purchase warrants sold in connection with real estate sale	150,000	$2.50
Shares purchaseable under outstanding warrants at June 30, 2011	1,012,041	$1.45

At June 30, 2011, the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants	51,041	$2.50	May 28, 2013
Warrants	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis at June 30, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2011.

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

The provision for income taxes for the nine months ended June 30, 2011 and 2010, respectively, has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

11. Related Party Transactions

Related Party Contract Expenses
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)(3) of the Internal Revenue Code, for software and content development and corporate operational services including personnel, occupancy and other vendor costs. After the Merger, the Company transitioned these services back to the Company. These services were billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the nine months ended June 30, 2010, substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger. Dr. Robertson is also a Trustee of RRI. Certain expenses continue to be paid by RRI and are charged to the Company at cost as incurred.

During the nine months ended June 30, 2011 and 2010 the Company incurred costs billed by RRI totaling $111,536 and $1,306,196 detailed as follows:

	Nine Months Ended
	June 30,
	2011	2010

Personnel and benefits	$77	$870,508
Professional fees	5,441	185,448
Occupancy	5,451	85,358
Travel and entertainment	68,988	42,579
Marketing	874	5,784
Insurance	-	53,735
Interest	5,511	15,625
Computer and software	4,575	14,217
Consulting and contract services	-	9,900
Other	20,619	23,042
	$111,536	$1,306,196

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at June 30, 2011 are listed in Note 5.

Related Party Revenue
In September 2009, the Company entered into an agreement with Robertson Technologies International, LLC, a party related through 33% ownership by its CEO, pursuant to which the Company received $207,416 in fees for custom product development. The agreement provided that fees were to be applied against future license fees and the $207,416 was recorded as deferred revenue at each reporting date. In April 2011 Robertson Technologies International, LLC elected not to introduce its planned product and ceased operations. The Company determined that all revenue recognition criteria had been met and there were no future performance obligations and accordingly recognized the $207,416 as related party revenue.

See Notes 4, 5 and 7 for additional related party transactions and information.

12. Commitments and Contingencies

Going Concern
The Company incurred significant losses during the last two fiscal years and the last nine months, and as a result it has limited funds and liquidity with which to operate. The Company’s operating plans will require additional funds. Additional funds may be obtained in the form of debt or equity financings. During the balance of fiscal 2011, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Facility Leases
In July 2010, the Company entered into a 24 month lease, commencing July 1, 2010, for approximately 5,625 square feet of improved office space with a current aggregate payment of $5,562 per month excluding utilities and costs. Future lease commitments aggregated $66,744 at June 30, 2011.

The Company is committed on monthly lease payments on a former facility at a current monthly rate of $7,494 per month net of a sublease (see Note 6). Future lease commitments aggregated $65,446 at June 30, 2011.

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

Overview
We license RHealth Advisor, a medical knowledge platform powering a suite of health applications, including our leading diagnostic application, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for our software was developed by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. We believe RHealth Advisor is an advanced and powerful global healthcare solution that improves medical outcomes and is uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

Our software employs rich web services allowing mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge applications include health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient.  In addition, RHealth Advisor provides the latest treatment options and referral to the appropriate level of care given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with healthcare technology leaders have demonstrated, in our management’s view, that RHealth Advisor is ready for worldwide commercialization and we are now scaling and customizing our software for targeted large volume applications.

We are organized to generate revenue by licensing our software platform and applications generally through collaborative efforts with other organizations. License and revenue agreements have been signed with affiliated companies and collaboration partners. These agreements have not yet generated significant revenue for us, but have been issued in anticipation of RHealth Advisor’s commercialization. We expect license fees to be either (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue, and none of the revenue generated to date is related to the planned commercialization of our product. We have incurred significant losses and negative cash flow from operations since inception. Management has plans to generate revenues and to seek additional capital, as described herein. However, there can be no assurance additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-KT for the period ended September 30, 2010 previously filed with the SEC. The preparation of these financial statements prepared in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, stock-based compensation, reverse acquisition accounting, facility exit liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended June 30, 2011. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-KT for the period ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
Revenues.  Revenues recognized during the three months ended June 30, 2011 were related to recognition of deferred license fees. This revenue was not related to the planned commercialization of our current product. There were no revenues for the quarter ending June 30, 2010.

Expenses.  An increase in the product and content development costs from the quarter ending June 30, 2011 compared to the quarter ending June 30, 2010 was mainly due to increased stock option expenses and consulting fees. Costs for the three months ending June 30, 2011 included $18,849 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan. There were no comparable non-cash stock-based compensation costs for the quarter ending June 30, 2010. Consulting fees increased by $80,093 due primarily to the utilization in the quarter ending June 30, 2011 of a technology consulting firm for implementation management and application design and development. There was a decrease of $23,028 in personnel costs resulting primarily from a decreased allocation of employee time spent on product and content development. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was an increase in the selling, general and administrative costs during the three months ended June 30, 2011 compared to June 30, 2010. Costs for the quarter ending June 30, 2011 included $117,078 of non-cash stock-based compensation costs, of which there was no comparable expense in 2010. Consulting fees increased $18,875, primarily resulting from SEC and management consulting work. There was an increase of $13,122 in personnel costs resulting primarily from an increased allocation of employee time spent on general and administrative activities. Legal fees incurred during the three months ended June 30, 2011 were $89,471 less than in the same three months of 2010. During 2010, substantial legal work was performed in preparation and follow through of the Merger transaction. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010
Revenues. Revenues recognized during the nine months ended June 30, 2011 were related to recognition of deferred license fees. The revenue recognized during the nine months ended June 30, 2010 related to a one time development collaboration agreement with Microsoft. Revenues in neither year were related to the planned commercialization of our current product.

Expenses. A reduction in the cost of revenues from the nine months ended June 30, 2011 compared to June 30, 2010 resulted from expensing $139,536 in technology costs during the nine months ended June 30, 2010. These costs were associated with the one time development collaboration agreement with Microsoft.

An increase in the product and content development costs from the nine months ending June 30, 2011 compared to the nine months ending June 30, 2010 were mainly due to increases in stock option expenses, travel expenses and consulting fees. Costs for the nine months ending June 30, 2011 included $48,236 of non-cash stock-based compensation costs resulting from grants of options under the 2010 Incentive Plan. There were no comparable non-cash stock-based compensation costs for the nine months ending June 30, 2010. An increase of $14,585 in travel costs resulted from additional travel for work with collaborative partners. Consulting fees increased by $215,815 due primarily to the utilization in 2011 of a technology consulting firm for implementation management and application design and development. Product and content development costs can vary significantly from period to period based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was an increase in the selling, general and administrative costs during the nine months ended June 30, 2011 compared to June 30, 2010. Costs for the nine months ending June 30, 2011 included $545,287 of non-cash stock-based compensation costs, of which there was no comparable expense in 2010. Accounting fees during the nine months ending June 30, 2011 increased $4,026 compared to the nine months ending June 30, 2010, relating to the audit of the transition period. Consulting fees increased $63,150, primarily resulting from SEC and management consulting work. During the nine months ending June 30, 2011, $15,000 of factoring fees were paid and expensed. There were no comparable factoring fees during the period ending June 30, 2010. Shareholder costs increased by $16,268 during the nine months ending June 30, 2011 compared to the nine months ending June 30, 2010, due primarily to additional costs to comply with SEC filing requirements. An increase of $13,332 resulted from additional travel for meeting with prospective collaborative partners. There was a decrease of $36,367 resulting from a decreased allocation of employee time spent on general and administrative activities, as well as a decrease in the salary of the Company’s President and CEO resulting from a revised contract. Finally, costs for the nine months ending June 30, 2011 included $16,502 of non-cash facility exit costs resulting from an accrual correction for cash flow assumptions. There was no comparable expense in 2010. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Liquidity and Capital Resources
At June 30, 2011, we had cash and equivalents of $2,198 compared to $40,976 at September 30, 2010. Net cash used by operating activities was $1,095,270 during the nine months ended June 30, 2011, compared to $559,704 used by operating activities for the nine months ending June 30, 2010. The current period net cash used by operating activities resulted primarily from the net loss of $2,164,937 reduced by $593,523 of non-cash stock-based compensation and a $641,288 increase in accounts payable and accrued expenses. Until the company generates revenues, we expect continued cash operating deficits.

Cash in the amount of $722,122 was received from installments payments from the sale of real estate and warrants during the nine months ending June 30, 2011. Cash in the amount of $420,000 was received from the sale of common stock during the nine months ending June 30, 2011.

Our principal source of liquidity at June 30, 2011 consisted of cash and equivalents of $2,198. Management expects that given the current rate of expenditures it will require approximately $2,400,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,202,744 in default or due in the next twelve months that we must refinance, restructure or obtain additional funding to repay. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we will be required to curtail or scale back operations. Failure to obtain sufficient capital will have a material adverse affect on our Company.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2011, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Transition Report on Form 10-KT for the period ended September 30, 2010, continues to manifest as a weakness in our disclosure controls and procedures at June 30, 2011.  Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors. Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, we did not maintain effective disclosure controls and procedures.

(b) Changes in internal controls over financial reporting.
There have been no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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
●
On April 13, 2011 we issued 30,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $60,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

●
On April 21, 2011 we issued 25,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $50,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

●
On May 12, 2011 we issued 25,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $50,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

●
On June 13, 2011 we issued 25,000 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $50,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

(b)	none
(c)	none

Item 3. Default Upon Senior Securities

The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $66,327.

The Company is in default of its repayment obligation on a promissory note dated May 27, 2010 in the original principal amount of $331,547, increased by additional invoices billed. The note matured on December 28, 2010. The note bears interest at 5% per annum. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $512,486.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits –

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference).
10.1	Standard Sublease dated April 12, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2011, and incorporated herein by reference).
10.2
Letter Agreement dated April 18, 2011 regarding the extending and amending of the Standard Sublease entered into on April 12, 2010 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 20, 2011 and incorporated herein by reference).

10.3
Form of Promissory Note Extension Agreements due September 30, 2011 with interest rates of 10% to 18% between the Company and five creditors dated June 30, 2011 for an aggregate principal amount of $357,500 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference).

10.4
Form of Promissory Note Extension Agreements due September 30, 2011 with an interest rate of 5% between the Company and two director consultants dated June 30, 2011 for an aggregate principal amount of $243,175 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference).

31.1*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robertson Global Health Solutions Corporation

Date: August 10, 2011	By:	/s/ Melissa A. Seeger
Melissa A. Seeger
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)