Form 10-K
period 2011-09-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2011-12-29
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
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
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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
[X] Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]  Accelerated filer [   ]  Non-accelerated filer   [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $18,244,548 based on the closing price of the shares as reported by the OTC Electronic Bulletin Board system.

As of December 27, 2011 there were 12,352,187 shares of Robertson Global Health Solutions Corporation Common Stock, par value $.001, outstanding.

TABLE OF CONTENTS

Page
PART I
PART II
PART III
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	35
	Financial Statements	F-1
	Signatures

Forward Looking Statements
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward looking statements contained herein whether as a result of new information, future events, or otherwise.

i

PART I
ITEM 1. BUSINESS

Overview

Robertson Global Health Solutions Corporation, together with its wholly-owned subsidiearies (collectively, “we”, “us”, “our”, “RGHS” or the “Company”) delivers a global healthcare solution using mobile technology, personal computers and the web to interface with RHealth Advisor™. RHealth Advisor powers a suite of health modules including NxOpinion™ a comprehensive predictive diagnostic application that uses a proprietary, award winning artificial intelligence “engine” to mimic skilled clinical reasoning. We create triage and screening for care, provide support for the management of chronic diseases, provide health tips, provide data collection tools to collect health information via surveys, wellness and prevention services, and automatically populate electronic health records. Our “backend” logic can be configured for users including consumers, nurses, physicians or other health care providers and our software tools are customized for country and region specific disorders and diseases. RHealth Advisor is designed for worldwide use with cloud computing enabling mobile phones to help deliver remote rural healthcare but also capable of interfacing with the most sophisticated hospital systems and national health programs. We believe that RHealth Advisor software is the only global medical technology solution that provides evidence-based medical advice to save lives and expand the reach of care while reducing costs through faster, more accurate and effective diagnosis, treatment, adherence and monitoring.

The medical knowledge intelligence and management system, use of advanced mathematical and statistical bases and the business process for our core software platform was invented by our founder and CEO, Dr. Joel C. Robertson (“Dr. Robertson”), commencing in 2002. RHealth Advisor has been developed over a nine-year span of intensive research and input from physicians, allied health professionals and medical informatics specialists. Our NxOpinion module employs an artificial intelligence driven medical diagnostic function to determine the most possible and probable diagnosis along with the unique ability to create questions for the end user in real-time based upon previous history and as new facts and medical data are entered. We display the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. Other proprietary software modules include health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient. We have the ability to deliver an accurate diagnosis, and an actionable response allowing optimized patient adherence, early detection of treatment failure, referral to the appropriate level of care, pre-crisis intervention and real-time access to health information. Our innovative design and flexibility allows for rapid customization for a broad range of mobile and other interface hardware, varied users and tailoring for different countries, regions and languages. We believe studies in the United States, India and the Dominican Republic have verified the diagnostic accuracy of our solution compared with trained physicians and documented that physicians also improve their diagnostic accuracy using our solution. In our management’s view, RHealth Advisor is ready for worldwide commercialization and we are now scaling and customizing our software for targeted large volume applications.

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

In developing countries and in rural health, our solution has been utilized by Johnson & Johnson Company, Intel Corporation, Microsoft, NetHope, and CARE in pilot applications as part of an architecture intended to standardize a healthcare infrastructure for government, pharmaceutical companies, and humanitarian programs. In this arena we have worked with, and continue to work with, the Bill and Melinda Gates Foundation and the World Health Organization among others. These organizations have together and individually promoted rural health in developing countries. We are working in collaboration with these global organizations to develop a standard platform to utilize RHealth Advisor as the medical knowledge solution for worldwide rural health.

Since our founding, we have benefitted from collaboration with Microsoft, employing their technology and contract services and benefiting from contributed technical support to develop and improve our core software technology. As a result, we have achieved platform independence, scalability and seamless interface with existing healthcare databases, Personal Health Record (“PHR”) systems, Health Information Systems (“HIS”) and other software.

We intend to collaborate with major healthcare and technology leaders on strategic initiatives to pursue revenue opportunities worldwide. We are organized to generate revenue by licensing our software platform and modules generally through collaborative efforts with other organizations. License and revenue agreements with collaboration partners and affiliated companies have not yet generated significant revenue for us, but provide the foundation for RHealth Advisor’s commercialization. We expect future license fees to be (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer and/or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

Merger

On May 28, 2010, RGHS (formerly ASI Technology Corporation (“ASI”)) completed the acquisition of NxOpinion, LLC (“NxOpinion”), previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan (the “Merger”) pursuant to the terms of an Agreement and Plan of Recapitalization dated May 28, 2010 (the “Recapitalization Agreement”). As a result of the Merger, the business of NxOpinion, is now owned by Robertson Health Services, Inc. (“RHS”), our wholly-owned subsidiary.  The Merger is more fully discussed in Note 2 to the financial statements included herein.

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

The Obama Administration is emphasizing global health in its diplomacy and development work around the world. Through the Global Health Initiative (“GHI”), the U.S. government is pursuing a comprehensive whole-of-government approach to global health. The GHI promotes a new business model to deliver its dual objectives of achieving significant health improvements and creating an effective, efficient and country-led platform for the sustainable delivery of essential health care and public health programs. Similarly many international organizations including the World Health Organization (“WHO”) and private foundations are working to address the need for trained healthcare workers in under-resourced areas. They are working to support new tools, such as ours, embracing the ability of technology to meet the burgeoning need for quality healthcare. Innovative technology utilizing RHealth Advisor supports efforts to meet several of the UN Millennium Development Goals such as improving maternal/child health, combating HIV/AIDs and supporting other national health programs. We see significant worldwide opportunities for our software solutions and have positioned our solutions for the worldwide health information market.

Of importance in the U.S., the American Recovery and Reinvestment Act (“ARRA”) became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions like RHealth Advisor. A part of ARRA designated the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provides for roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two-year time frame beginning in 2011. ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

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

Our Technology

Development and Description

Our founder, Dr. Joel Robertson, recognized that the lack of global resources and funding limitations would require innovative technology to provide a global medical solution to improve diagnostics and treatment to save lives and reduce costs. We are dedicated to improving global healthcare through intelligent, cost-effective innovative technology.

RHealth Advisor leverages two distinct technology components in a seamless multi-platform approach for healthcare triage, diagnosis, treatment and education. These two “platform enabling” components are our NxOpinion Inference Engine (“NxOpinion”) and our Medical Knowledge Management System (“NxKM”), which together power RHealth Advisor.

The NxOpinion engine powering our solution employs multi-phasic engines - a proprietary architecture that uses powerful predictive, probability and inquiry modules to create a diagnostic system. Our engine architecture has been honored by Microsoft as a breakthrough in software artificial intelligence. Operating on Microsoft’s agile .NET software development framework, NxOpinion is programmed to correlate the different pieces of available medical evidence entered in the system, compare them to disease profiles stored in NxKM and use the weightings assigned to each piece of information to generate a differential diagnosis - a list of potential disease candidates.

Both NxOpinion and NxKM were developed over a nine-year span of intensive research and input from physicians, allied health professionals and medical informatics specialists. We correlate NxKM with different pieces of available medical evidence to generate a probability weighted and relevant diagnosis that is kept up-to-date. Studies in the United States, India and the Dominican Republic, which are described in more detail below, have verified the diagnostic accuracy of our solution compared with trained physicians and have also documented that physicians improved their diagnostic accuracy using our solution.

RHealth Advisor is a clinical decision support system that runs statistical inference in near real-time to produce a differential diagnosis along with suggestions of possible related clinical findings and treatment options. RHealth Advisor includes:
•	Guided diagnostics, pre-screening, treatment options, and referrals.
•	An integrated Personal Health Record (“PHR”) capability combined with an interactive medical reference tool.
•	A module for managing and tracking disease occurrence and public health initiatives in both developed and emerging countries.
•	A chronic disease management module that provides push-based medicine including Short Message Service (SMS) alerts, follow-up and appointment notifications, as well as personalized health tips.
•	A patient treatment adherence module with personalized health tips.

We believe that RHealth Advisor is easily and rapidly adaptable for regional differences in languages, diseases, language, medical terminology and available treatment options. Our software accommodates multiple input and data collection systems including voice, mobile interfaces, SMS, PC and mobile along with data integration from existing systems. Our software flexibility allows for easy integration with software built by others including point of care, case management and electronic health record (“EHR") systems.  Our solution is flexible, allowing use of our PHR system or others such as Microsoft’s HealthVault, hospital electronic medical records (“EMR”s) or EHRs or an open Medical Record System (“MRS”).

Data generated by our systems is portable; accessible anywhere there is a cell signal or access to a satellite or Internet connection. Privacy is a priority with individual privacy password- or bio-security- protected. National records can be maintained at a local level.

Stage of Product Development

Our core applications (described below) are developed and operational. Less robust versions have been operational for more than a year. During the last twenty-four months we enhanced our applications and expanded our knowledge database to include new diseases and medical information. The new easy-to-use RHealth Advisor Mobile Web application, available on a variety of mobile phones, provides the most convenient and innovative access to evidence-based health advice available on the market today.  RHealth Advisor Mobile Web takes advantage of the advanced web browser capabilities of smart phone platforms such as iPhone, Android, Blackberry, and Windows Phone 7, while at the same time remaining accessible to lower-end feature phones with less capable browsers and small form factors.

While we continue to add to our medical knowledge database, adapt our technology to operate with additional mobile platforms, expand our ability to interface and communicate with other devices and systems, add languages and regional disease information and scale our software to work with large user populations, we are actively marketing our software to collaboration partners and customers and are working on various development, partner and pilot projects in various regions of the world. While our projects have not generated significant revenue to date, we expect revenue in fiscal 2012 from existing and new relationships.

Awards, Testimonials and Research

We were nominated by Microsoft for the 2004 Computerworld Honors 21st Century Achievement Award, and our technology was honored for its impact on the information technology revolution as it relates to world medicine.  In the awards ceremony, the Robertson companies were described as:
“…an organization dedicated to healthcare…So much healthcare information is locked up in so many different places in silos and they said, ‘Look, we’re going to build a solution that really helps docs do a better job of diagnosing and solving patient problems’.”
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

Technology Ownership/Licensing

NxOpinion and NxKM (our "Database Engines") were developed by Dr. Robertson and entities owned or controlled by him prior to the formation and existence of Robertson Health Services, Inc. (“RHS”) (formerly NxOpinion, LLC). In 2005, Dr. Robertson assigned the Database Engines and other intellectual property to an intellectual property holding company called Vanahab, LLC ("Vanahab"). Vanahab is owned by Dr. Robertson and his wife Vickie Robertson.

RHS was formed on April 7, 2005 to create data populations for use with the Database Engines and to further develop and commercialize the RHealth Advisor solution. RHS held a license to use RHealth Advisor from Vanahab. The license agreement provided that Vanahab would own all improvements to the Database Engines. Since 2005, RHS’s major contribution to RHealth Advisor has been the gathering and creation of data sets for use with the Database Engines. All data gathered by RHS for use with RHealth Advisor is owned by RHS, subject to any limitations contained in the license and/or service agreement with the client that commissioned the gathering of the data.

Certain components of the Database Engines, related primarily to the proprietary multiple engine architecture, were funded by the Robertson Research Institute ("RRI"), a Colorado nonprofit corporation, and a public charity as defined in section 501(c)(3) of the Internal Revenue Code. RRI had a license agreement with Vanahab for use of the technology. Dr. Robertson and his family members Vickie Robertson, Nicole Decker, Marcus Decker, Heidi Robertson and Brooke Roff are trustees of RRI, among other unrelated persons.

In May 2010, RHS amended and restated the terms of its license agreement for the Database Engines from Vanahab. RRI has also agreed to amend its license agreement with Vanahab to curtail its rights in relation to those of RHS. All technology related to the RHealth Advisor was transferred from Vanahab to Vanahab Health Diagnostics, LLC ("Vanahab Health Diagnostics"), a Nevada limited liability company that is wholly-owned by Vanahab. RHS entered into an Amended and Restated License Agreement with Vanahab Health Diagnostics dated May 8, 2010 (the "Amended License Agreement"). The Amended License Agreement includes multiple license grants that allow for use of the Database Engines, limited sublicensing of the Database Engines, and the ability to modify and improve the Database Engines. Each license grant is perpetual and royalty-free; however, in exchange for the overall Amended License Agreement, RHS pays an annual royalty of $10,000 (due in quarterly installments). It is expected that RHS will pay the annual royalty primarily or exclusively "in-kind" by the provision of certain services to Vanahab Health Diagnostics.

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

RHS organized a wholly-owned subsidiary, Robertson Technologies Licensing, LLC ("RTL"), a Nevada limited liability company, to be the master licensor for its activities. RHS is the sole member of RTL. RTL enters into license agreements, such as the recent collaboration agreement with Microsoft Corporation, at the direction of its parent. Instances are likely to arise where a customer requests that technologies owned by entities other than RHS be bundled with RHealth Advisor or when it requires services from more than one entity, such as from RHS and RRI. In those instances, RTL may bundle those technologies or services on a contract basis. RTL will interface on behalf of RHS and its technology partners to provide the required services and technologies to the customers. RTL would then apportion revenues among the participating entities in accordance with their contractual relationship. Due to the likelihood that RRI may be requested to bundle technologies and services from entities such as RRI and Robertson Wellness, LLC, in which Dr. Robertson has an interest ("Robertson Entities"), with those of RHS, the potential for conflicts of interest exists. We anticipate that Dr. Robertson will recuse himself from negotiations among RHS and Robertson Entities. Furthermore, transactions between RHS and Robertson Entities will be entered into only upon terms that are as favorable to RHS as could be obtained from unrelated third-parties through "arm's length" negotiations.

Our Product Solutions

RHealth Advisor is a healthcare software solution that engages patients, improves outcomes, and expands the reach of healthcare delivery. RHealth Advisor can run on a desktop, laptop, or mobile phone device to deliver a powerful suite of healthcare applications including:

NxOpinion Medical Screening Application – “NxOpinion" is RHealth Advisor’s leading application. Users have the ability to walk through a guided diagnosis that allows them to enter or select symptoms, assessment findings, and laboratory values to aid in reaching a diagnosis based on both confidence level and prevalence. The software utilizes “clinical reasoning” in which the questions are asked in the same manner that a physician would ask a patient in a clinic. Subsequent questions are generated based on previous responses in real time, streamlining and rapidly focusing the diagnostic process. The software generates suggested symptoms for the user to consider to aid in differentiating the top possible diagnoses in order to reach a confident diagnosis. This allows lesser skilled individuals to rapidly achieve a more accurate diagnosis, even if they do not have the medical knowledge to know which symptoms are important for the diagnosis. When a diagnosis has been reached, NxOpinion provides disease descriptions, treatment recommendations and a referral to the next appropriate level of care depending on the user and resources available.

NxOpinion also leverages a reference guide that allows the user to search for diseases or symptoms and read more information about them, including a description of the disease or treatment recommendations. This application can be customized based on user skill level for use by lesser-skilled individuals, as well as by physicians and sophisticated hospitals to diagnose and treat more than 800 diseases to date.

Reference Guide - The reference guide application allows users to search and look up information on diseases, symptoms, labs, tests and more, including a definition or description, causes, and treatment recommendations.  This application is used post-diagnosis to provide education for the user regarding the diagnosis, as well as providing region-specific and appropriate treatment recommendations to improve the quality of care received.  The reference guide can also be used as users are entering information in RHealth Advisor’s medical screening feature to help ensure accurate information is being used in the diagnosis.

Electronic Health Record Application - Within RHealth Advisor’s electronic health record application, users can enter health record information including demographics, allergy history, disease history, immunizations, surgical history, and more. The electronic health record is customized by age, gender, and geography. For example, a female patient will not see “male only” diseases when searching under disease history, providing a dynamic and individualized approach to electronic health records. All the information stored in the electronic health record is then utilized during the diagnostic process making the diagnosis even more accurate and customized to the individual. The EHR portion of RHealth Advisor can be interfaced with other existing EHR systems allowing for total system integration.

RHealth Advisor Health Tips - Within the health tips application, users can search current, relevant health tips which are listed by category such as “new mommy”, “teen health” or “men’s health.” RHealth Advisor has the capability to electronically send or “push” relevant tips to a user based on their diagnosis, health history and current condition. This feature provides continual education and follow-up recommendations for the individual post-diagnosis, saving the busy physician from this task. RHealth Advisor also generates daily health tips that are continually updated based on topics that are popular in health at the present time. Similarly, RHealth Advisor has a first aid application that allows a user to search for first aid topics such as “burns” or “choking” and provides them with immediate recommendations for actions to be taken.

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

Development Costs

Company personnel devoted approximately 9,300 hours and 7,000 hours on research and development activities during the fiscal year ending September 30, 2011 and the nine months ending September 30, 2010, respectively. Customers bore the cost of approximately 300 of these hours during the fiscal year ending September 30, 2011; customers did not bear the cost of any of these hours during the nine months ending September 30, 2010.

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

We categorize our prospective customers into three major markets – Developing Countries, Emerging Markets, and Mature Markets. In the horizontal segments within these markets RHealth Advisor offers significant utility. The offering to each market is as follows:

•	Developing Countries – assist health care workers to extend medical intervention where there is limited or no availability of physicians.
•	Emerging Markets – to improve effectiveness in determining diagnoses and establishing standardized treatment regimens.
•	Mature Markets – to drive efficiency into the healthcare system, reducing costs and improving treatment adherence.

We target horizontal segment uses in these markets including:

•	Customer Segment
o	Consumers – for pre-screening, chronic disease management and treatment adherence
o	Hospital Systems and Patient Care Facilities – to increase throughput and efficiency, for triage and treatment management
o	Clinics and Physician Groups - for triage and treatment management
o	National Health Programs – for pre-screening and chronic disease treatment management
o	Non-Government Organizations – to identify health trends, disease eradication and data storage

•	Strategic Partners, Collaborators and Integrators
o	Insurance Carriers – for pre-screening and test validation
o	Pharmaceutical Research – accumulate compound and outcomes data analysis
o	Government Organizations – to identify health trends and delivery enhancements
o	Electronic Health Record Providers – for repository storage of medical records and linking to treatment and treatment management
o	Device Industry Partners – with hardware for field data capture
o	Third Party Service Providers – to assist in process management to increase efficiency and accuracy
o	Technology Partners – for integration of services
o	Regional Distributors – to centralize and standardize product and service offerings

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

Misdiagnosis remains a common medical mistake. Despite the risks, misdiagnosis is still rarely studied. However, a 1997 survey conducted by the National Patient Safety Foundation found that even in non-ICU/ER situations there is anywhere from 8-40% chance of misdiagnosis. An Institute of Medicine (IOM) report in 2000 estimated that up to 98,000 deaths occur annually in the United States (U.S.) from medical errors, placing medical errors in the top ten causes of death in the U.S. In addition, it is estimated that over $37 billion is spent annually for treatment of medical errors of which $17 billion is preventable. Key contributing factors to misdiagnosis include lack of readily available and current medical information, inexperience in diagnosing disease systems outside one’s specialty, inexperience in recognizing potential treatment interactions, or an inability to gather enough facts and symptoms to make an accurate diagnosis. Our tools help prevent medical errors by providing a timely solution to avoid these common points of error.

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

Our unique data interpretation capability solves the most difficult aspect of getting a correct diagnosis and appropriate treatment. Instead of just assembling facts, we take facts and use them to create diagnoses and treatments based on user inputs. We prompt users to enter relevant information necessary to confirm a diagnosis and guide treatment. Our solution has applications in large markets including:

•
The 30,000 hospitals in the U.S. and many more worldwide that are candidates for case management and clinical decision tracking which can benefit from our other modules. Many are being required to upgrade health information systems to meet new regulations and are seeking cost-effective tools, such as ours, to reduce the incidence of misdiagnosis and minimize unnecessary tests or procedures.

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

Our affiliation with the Robertson Research Institute (“RRI”), a 501(c)(3) public charity, is important for several reasons. We are affiliated with RRI for technology and common management which has been important in the development of our healthcare solution. It is equally important in the future because it allows us options to pursue a range of partnerships combining government, charity and for-profit entities in developing and emerging areas of the world.

We have a product distribution agreement with Montana Healthcare Solutions (Pty) Ltd., a South Africa company, whereupon Montana Health has limited rights to sell/market products/services on our behalf. We have agreed to pay to Montana Health a portion of the sales proceeds for marketing/sales and support services to be determined on a project-by-project basis.  We are working towards and anticipate developing other similar relationships wherein these companies work with us to sell and market our products and services worldwide.

The key element of our growth strategy is to build on existing collaborative arrangements and develop new collaborative relationships throughout the developing, emerging and developed regions of the world. We expect to continue to enhance the capabilities of our solutions and expand our medical database.

Collaborations and Integrations

We have a collaboration history with Microsoft since our inception in 2005. Under an August 2009 collaboration contract with Microsoft’s Unlimited Potential Group (“UPG”) we ported our consumer diagnostic software to deploy on Microsoft’s OneApp™ platform enabling feature phones in emerging markets to access mobile applications. While this specific collaboration has been terminated, the resulting global diagnostic health screening and information system proved our ability to port and operate our solution to remote mobile phones. Other current collaborations have initiated an expansion in integration of RHealth Advisor with other Microsoft offerings and new mobile platform development.  We now have a WAP based application of RHealth Advisor for use outside of OneApp, which we have named RHealth Advisor Mobile Web.

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

Under a 2010 grant from Johnson & Johnson Company, managed by the Grameen Foundation, RRI has been selected on a consulting basis to customize and port its consumer diagnostic engine and patient monitoring/compliance module to a mobile phone. The first pilot project is in India to help manage HIV patients and enhance their treatment compliance. While initially this project falls under our affiliated 501(c)(3) public charity, we believe the project will ultimately benefit RGHS as a proof of concept project, and may open opportunities for a profitable contract which would then be transferred to RGHS.

In December 2010, we signed a product distribution agreement with Montana Healthcare Solutions whereupon Montana Healthcare Solutions has limited rights to sell/market products/services on our behalf. We have agreed to pay to Montana Healthcare Solutions a portion of the sales proceeds for marketing/sales and support services to be determined on a project-by-project basis.

In December 2010, we signed an addendum to the product distribution agreement with Montana Health to include performance measures and revenue sharing should a contract with Sanlam Group be signed. This consumer driven project is to bring Diagnostic Support, integrated Sanlam risk management protocol and Health Insurance (top-up insurance) to Sanlam customers.

In July 2011, we entered into a Memorandum of Understanding with LifeSense Group (Pty) Ltd to deliver RHealth Advisor Mobile Web as an add-on service to their members.  This is to be accomplished through integration of RHealth Advisor into LifeSense’s clinic management product which is in use across Africa.

In August 2011, we entered into a Memorandum of Understanding with MXit Lifestyle (Pty) Ltd, an online mobile instant messenger and social network platform based in South Africa.  The understanding is to deliver RHealth Advisor Consumer Mobile Web as an online consumer offering to be made available to MXit’s current user base in South Africa.

In September 2011, we entered into a Software License Agreement with Telemedicine Africa (Pty) Ltd to deliver RHealth Advisor mobile web as an essential addition to its telemedicine solution offering to the medically underserved population of Africa, enabling the provision of medical support and services to be extended directly into the community.  RHealth Advisor will be distributed to Telemedicine Africa’s clients on a revenue share basis.

In September 2011, we entered into a Software License Agreement with Sanlam Health to deliver RHealth Advisor Mobile Web to Sanlam customers through Sanlam’s mobile portal.

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

However, we believe that through our strategy of partnering we compete primarily on the strength of our technology where the principal competitive factors include:

•	Scalability – the ability to scale to large national health systems throughout the world.
•	Adaptability – ability to adapt to increasingly complex and changing healthcare systems.
•	Compatibility – ability to work seamlessly with a diverse range of input devices and back-end systems.
•	Functionality – ability to offer a wide scope of services to meet healthcare needs.
•	Performance – ability to perform rapidly given the large scale of functionality.
•	Security – ability to protect highly sensitive consumer information.
•	Reliability – ability to provide predictable and repeatable highly relevant diagnosis and treatment information.
•	Relationships with large healthcare organizations and corporations – we have demonstrated our ability to work with the largest organizations in the world.

We believe that we compete favorably with our competitors on the basis of the above factors. We compete most directly with other clinical decision support systems such as WebMD Symptom Checker, IBM’s Watson, Mayo Clinic Symptom Checker, ePocrates Essentials, Isabel, DiagnosisPro, Gideon, DxPlain, VisualDX and others. IBM’s Watson and these other traditional clinical decision support systems only provide a statistical analysis of data gathered and are limited by the user’s knowledge and input, whereas RHealth Advisor provides other benefits such as providing actionable next steps and patient education, including pertinent health record information within the diagnosis, sharing of health records across multiple platforms, and the ability to diagnose rare presentations of rare diseases. We believe we stand out from the competition because of our diagnostic engine, which determines a diagnosis based on symptoms, as well as disease probability and possibility. In addition, ours is the only solution with the ability to query the user for additional relevant information to obtain a higher confidence level for diagnosis. As a result, we believe our RHealth Advisor delivers a more accurate and relevant diagnosis. In addition it delivers better data integrity, increased patient adherence, a screening level that helps determine the service needed, monitoring and evaluation statistics, early detection of treatment failure, and pre-crisis intervention. Other important competitive factors in this area include device compatibility and portability, areas in which we believe we excel.

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

The healthcare industry is subject to state and federal laws and regulations and to oversight by regulatory entities. While some of our products may be subject to government regulation, the effect on our customers may be more pronounced. Knowledge of applicable regulation and oversight is therefore important to our business not only because of the compliance required for certain of our software products but also because it creates opportunities for us to sell products and services to customers to facilitate their compliance.

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law and regulation that are relevant to our business:

United States Food and Drug Administration

The FDA promulgated draft guidance (“Proposed FDA Guidance”) for the regulation of computer software products as medical devices and a Final Rule for reclassification of medical device data systems under the Federal Food, Drug and Cosmetic Act, as amended, or FDCA. The FDA also held a public Workshop to further discuss the FDA Guidance. To the extent that our software products are utilized as a clinical decision support system that allow a user to input patient-specific information and output a patient-specific result, diagnosis, or treatment recommendation to be used in clinical practice or to assist in making clinical decisions, then we are subject to the Proposed FDA Guidance and applicable regulations. To the extent that our software products are utilized as a symptom checker not intended to support a clinical decision and a mere medical reference guide, then we may not be subject to the Proposed FDA Guidance and applicable regulations. Although it is not possible to anticipate the final form of the Proposed FDA Guidance with regard to computer software, we expect that the FDA will become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the Proposed FDA Guidance is finalized or changed.

Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related article that is, among other requirements, intended for use in the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. FDA requirements with respect to devices that are determined to pose lesser risk to the public include:

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

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA any field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Privacy and Security Regulations

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

Subtitle D of the Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, and its implementing regulations, address the privacy and security concerns associated with the electronic transmission of health information. The HITECH Act requires that covered entities follow certain breach notification procedures if unsecured protected health information is breached, including notifying affected patients and reporting to the Secretary of Health and Human Services under certain circumstances. Further, in light of the HITECH Act, certain sections of the HIPAA regulations are undergoing revision, which may impact our compliance requirements.

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

Other Requirements

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health and other information and healthcare provider information. The FTC has issued, and several states have issued or are considering, new regulations to require holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business and increase our cost of doing business.

Employees

At September 30, 2011, we employed a total of 15 people. Of such employees, two were executive officers, ten were in research and development, two in marketing, sales and licensing and one in general administration. We also use outside consultants for various services from time to time. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.robertsonhealth.com shortly after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

We have a history of losses and may incur future losses. From Inception to September 30, 2011, we have incurred significant losses and negative cash flow from operations and have a deficit accumulated during the development stage of $16,876,147. Our net losses for the year ended September 30, 2011 and for the transition period (nine months) ended September 30, 2010 were $2,808,403 and $3,735,431, respectively. Our ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. We could continue to incur losses in the future until revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In their audit opinions issued in connection with our consolidated balance sheets as of September 30, 2011 and 2010 and our related consolidated statements of operations, consolidated changes in stockholders’ deficit and cash flows for the periods then ended, our independent public accounting firm stated that our significant recurring net losses and our requirement to secure new financing raised substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. If we are unable to continue as a going concern, our stockholders may lose a substantial portion or all of their investment.

We require additional financing to continue our operations. We require substantial additional financing to continue development and marketing of our products and to execute our business plan. Our principal source of liquidity at September 30, 2011 consisted of cash of $90,585. We have no other unused sources of liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $2,200,000 to meet operating requirements for the next twelve months. Additionally, the development of our products may require the commitment of substantial funds to conduct the costly and time-consuming research and testing necessary to establish market acceptance and establish marketing and licensing capabilities. Our future capital requirements may depend on many factors, including progress in our research and development programs, our ability to establish collaborative arrangements with others for product development, marketing and distribution, the time and costs involved in obtaining any required regulatory approvals, and other economic factors outside our control. Accordingly, we may need to raise substantial additional capital to fund our operations. Management is seeking to raise additional funds through debt or equity financings, or through collaborative ventures entered with potential corporate or other partners to fund some or all of such activities. We do not currently have any such arrangements with any such corporate sponsors, and there can be no assurance that such arrangements will be consummated or that such collaborative ventures will be entered into by us on favorable terms, if at all. In addition, there can be no assurance we will otherwise be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to us. If such financings are not consummated or additional financing is not otherwise available, we may be required to modify our business development plans or reduce or cease certain or all of our operations. Failure to enter into such collaborative ventures or to receive additional funding to complete our proposed product development programs could have a materially adverse effect on our Company. In the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities because we may have to issue additional equity in connection with such financings.

We are dependent upon key personnel and consultants. Our success is heavily dependent upon the continued active participation of our current executive officers and other key employees. We are also highly dependent upon certain consultants. Loss of the services of one or more of these individuals could have a material adverse effect on our business, results of operations or financial condition. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Our products and services are developed by highly educated and trained personnel who cannot be quickly or easily replaced. Competition for qualified employees among medical information technology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our Company.

We are controlled by our current officers, directors and principal stockholders. Our directors, executive officers and principal stockholders beneficially own approximately 55% of our fully diluted shares of Common Stock. As a result, such persons will have the ability to exert substantial influence over the election of the members of our Board of Directors and to determine the outcome of most issues submitted to our stockholders for approval.

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

There is widespread uncertainty in the U.S. healthcare industry. In the United States, and in many other countries, there are political and governmental initiatives  to significantly modify the healthcare system and the manner in which medical care is delivered and reimbursed. While we believe that the Company is well-positioned to take advantage of opportunities created by these changes.  The outcome of this process is uncertain and this process could result in decisions and outcomes that may be unfavorable to our operations.

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

Inadequate internal controls or accounting practices and material weaknesses in our internal controls could lead to errors or restatements, which could negatively impact our business, financial condition, results of operations and cash flows. Our small size and limited personnel make maintaining internal controls and management oversight systems more challenging than for more established and larger entities. We are subject to rules requiring public companies to include a report of management on internal controls over financial reporting in our Annual Report on Form 10-K. After documenting and testing our system, we identified a material weakness in our accounting and financial functions due to a lack of segregation of duties primarily resulting from our limited staffing. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, we are more susceptible to errors or restatement and investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we might identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

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

Sales of common stock issuable on the exercise of any existing or future options or warrants may lower the price of our common stock. We have a stock option plan authorizing the grant of options to purchase up to 1,400,000 shares of our common stock to our employees, directors and consultants. We have warrants on up to 1,012,041 common shares outstanding as part of our debt and equity financings and may issue common stock purchase warrants or other securities convertible into common stock in the future. The issuance of shares of common stock issuable upon the exercise or conversion of convertible securities, options or warrants could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

Effective in June 2007, our wholly-owned subsidiary ASI Capital Corporation subleased and occupied approximately 3,750 square feet of office space at 9121 W. Russell Rd., Suite 110, Las Vegas, Nevada. The current monthly payment of $7,494, including a negotiated rent concession through March 2012, is subject to future cost of living and operating expense adjustments, through March 2012. We have no plans to use the ASI Capital facilities, and have therefore subleased the space to a third party on a month to month basis at the rate of $2,000 per month. There can be no assurance of future lease concessions or that our sublease will continue for the remaining term of the lease.

At September 30, 2011, we had a facility exit cost liability of $32,329 and this amount may require future adjustment depending on actual sublease results and other factors.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock, $0.001 par value, is quoted on OTC Bulletin Board (OTCBB) under the symbol “RHSC”.

The following table sets forth the high and low bid quotations for our common stock for the year ended December 31, 2011 and the nine months ended September 30, 2010 as reported by the OTC Bulletin Board:

	Bid Quotations
	High	Low
Year Ended September 30, 2011
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Nine Months Ended September 30, 2010
First Quarter	$0.00	$0.00
Second Quarter	$5.625	$0.00
Third Quarter	$4.50	$0.00

Trading during the above periods was very limited and sporadic and the OTC Bulletin Board did not report bid quotation activity for quarters with no trading activity. Historical quotations have been adjusted to reflect the 1 for 15 reverse stock split that was effective August 6, 2010. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Holders

We had 12,352,187 shares issued and outstanding by 1,092 holders of record of our common stock at December 20, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2011, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	774,576	$ 3.33	645,100
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	774,576	$ 3.33	645,100

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

Recent Sales of Unregistered Securities

The following shares of common stock were issued within the past three years that were not registered under the Securities Act and not previously reported.
•
On July 22, 2011, we issued 12,500 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $25,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On August 25, 2011, we issued 12,500 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $25,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On August 26, 2011, we issued 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock for 60 days at $1.00 per share to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $75,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 21, 2011, we issued 75,000 shares of common stock to selected accredited investors upon exercise of stock purchase warrants at a price of $1.00 per share for gross proceeds of $75,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 21, 2011, we issued 25,000 shares of common stock to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $25,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 28, 2011, we issued 348,218 shares of common stock to selected accredited investors on conversion of debt at $1.00 per share for total principal and interest conversion of $348,218.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 29, 2011, we issued 50,000 shares of common stock to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $50,000.  The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this information statement, particularly in “Risk Factors”.

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

Our software platform employs rich web services allowing mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge applications include electronic health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient. In addition RHealth Advisor provides the latest treatment options and referral to the appropriate level of care given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations with Microsoft Corporation and other healthcare technology leaders have demonstrated, in our management’s view, that RHealth Advisor is ready for scaling for commercialization. We believe that RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

Merger

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

We assumed the debts of NxOpinion and restructured other debts as more fully described in Note 3 to the consolidated financial statements included herein.

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

Real estate – Real estate previously owned and held for sale included properties acquired through deed in lieu of foreclosure in December 2009. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist estimating the fair value of these properties based on Level 3 inputs of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosure management used current and prior appraisals, comparable local sales data and, where applicable, adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, our policy was to capitalize costs relating to any improvements of properties. Holding costs were charged to expense as incurred.

Real estate owned was classified as held for sale in June 2010 when management determined it met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell. All real estate holdings were disposed of in an installment sale with the final payment received in January 2011.

Stock-based compensation - We account for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation requiring the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Reverse acquisition accounting - Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. ASC 805-10-55-12, Business Combinations, requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the Merger. Based on a review of these factors, the Merger with NxOpinion was accounted for as a reverse acquisition pursuant to ASC 805-40 (i.e., RGHS was considered the acquired company and NxOpinion was considered the acquiring company). As a result, RGHS’s assets and liabilities as of May 28, 2010, the date of the Merger closing, have been incorporated into NxOpinion’s (now RHS) balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the Merger. Application also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. We recorded no goodwill in the Merger. Further, the Company’s operating results (post-Merger) include NxOpinion’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although NxOpinion was considered the acquiring entity for accounting purposes, the Merger was structured so that NxOpinion (now “RHS”) became a wholly-owned subsidiary of RGHS (formerly ASI).

In accordance with ASC 805-40-45-2 the historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of September 30, 2010, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2011 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital (deficit) rather than stockholders’ equity (deficit).

Facility exit liability – The Company accounts for an unused operating office lease in accordance with ASC 420, Exit or Disposal Cost Obligations and is required to make continuing estimates related to estimated sublease and concession amounts.

Income taxes - The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations. The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership in the future.

There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the year ended September 30, 2011. For further information on our critical accounting policies, refer to Note 2 to our consolidated financial statements.

Comparison of Operating Results for the Year Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenues – Revenues generated during the year ended September 30, 2011 totaled $217,416.  This consists of $10,000 of implementation fees for regionalization work completed during the year and $207,416 of deferred revenue recognized as earned during the year.  No revenues were generated during the nine months ended September 30, 2010.  The additional revenue recognized in the inception to date column related to a one time development collaboration agreement with Microsoft Corporation.  This revenue is not related to the planned commercialization of the Company's product and is not expected to recur in the future.

Product and content development expenses – Product and content development costs consist primarily of personnel costs and technology consulting costs. Personnel costs related to product and content development were $460,294 for the year ended September 30, 2011 and $400,941 for the nine months ended September 30, 2010. The relative decrease was primarily due to a decrease in non-cash stock-based compensation and to a decreased allocation of employee time spent on product and content development. Technology consulting costs were $409,635 for the year ended September 30, 2011 and $27,768 for the nine months ended September 30, 2010.  The increase was due primarily to the utilization in 2011 of a technology consulting firm for implementation management and application design and development.

Product and content development personnel costs included non-cash stock based compensation costs of $59,602 for the year ended September 30, 2011 and $63,155 for the nine months ended September 30, 2010 resulting from grants of options under the 2010 Incentive Plan.

Our product and content development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting firms and collaborations with development partners. Based on current plans and staffing, we expect fiscal year 2012 product and content development costs to be comparable to expenditures during 2011.

Selling, general and administrative expenses – These costs consist primarily of personnel costs, administrative consulting fees and professional fees. Personnel costs related to selling, general and administrative activities were $1,261,637 for the year ended September 30, 2011 and $724,220 for the nine months ended September 30, 2010. The relative increase was primarily due to an increase in non-cash stock-based compensation and an increased allocation of employee time spent on general and administrative activities.  Consulting fees were $110,375 for the year ended September 30, 2011 and $53,875 for the nine months ended September 30, 2010.  The relative increase resulted from SEC and administrative consulting work. Professional fees related to selling, general and administrative activities were $197,945 for the year ended September 30, 2011 and $418,392 for the nine months ended September 30, 2010. The decrease in professional fees resulted from approximately $267,000 of legal costs reported in the prior year associated with the Merger.

Selling, general and administrative personnel costs included non-cash stock based compensation costs of $596,751 for the year ended September 30, 2011 and $245,447 for the nine months ended September 30, 2010 resulting from grants of options under the 2010 Incentive Plan.

We may expend additional resources on marketing and licensing our products in future periods and hire additional personnel which may increase selling, general and administrative expenses.

Impairment expense - As discussed in Note 5 and 14 of the consolidated financial statements included herein, we reported $1,548,375 of asset impairment expense for the nine months ended September 30, 2010 to reduce the carrying value of real estate reclassified as held for sale in June 2010. There was no comparable impairment expense during the fiscal year ending September 30, 2011.

Other income (expenses) – Net other expense of $119,448 included $153,874 of interest expense for the year ended September 30, 2011 of which $27,003 was non-cash accretion and other interest related expenses. Net other expenses of $301,121 included $299,080 of interest expense for the nine months ended September 30, 2010 of which $206,842 was non-cash accretion and other interest related expenses.

Net loss – Our net loss for the year ended September 30, 2011 was $2,808,403 compared to a net loss of $3,735,431 for the nine months ended September 30, 2010. The decreased loss was primarily due to the non-cash impairment expense for real estate recorded in the prior year, and was also impacted by a decrease in non-cash accretion and offset by an increase in personnel costs for non-cash stock-based compensation and an increase in revenues over the prior year.

Liquidity and Capital Resources

At September 30, 2011, we had cash and equivalents of $90,585 compared to $40,976 at September 30, 2010.  Net cash used by operating activities was $1,451,403 during the year ended September 30, 2011, compared to $666,709 used by operating activities for the nine months ended September 30, 2010.  The current period net cash used by operating activities included the net loss of $2,808,403 reduced by $656,353 of non-cash stock-based compensation costs and $32,832 of non-cash interest and other non-cash expenses. Other changes providing cash from operating activities included a $891,701 increase in accounts payable and accrued expenses and $94,772 increase in accrued interest. Until the company can begin to generate revenue, we expect continued cash operating deficits.

Cash in the amount of $543,747 was received from the sale of land during the year ended September 30, 2011.

Our principal source of liquidity at September 30, 2011 consisted of cash of $90,585. We have no other unused sources of liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $2,200,000 to meet operating requirements for the next twelve months. We also have principal amounts due on debt of $1,226,124 due in the next twelve months. The Company may also elect to expand its business activities by hiring additional personnel or expanding its marketing or other activities. Some of the required funds may be generated from future revenues or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured.  Management is actively seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months.  Should additional funds not be available, we will be required to curtail or scale back operations.  Failure to obtain sufficient capital could have a material adverse affect on our Company.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

ITEM 9A. CONTROLS & PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our President (“Principal Executive Officer” or “PEO”) and Chief Accounting Officer (“Principal Financial Officer” or “PFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

At the conclusion of the period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of company assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by our finance personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified a material weakness in our internal control over financial reporting: our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. In light of this material weakness management concluded that our internal control over financial reporting was not effective. Due to our small size and limited resources it is difficult to segregate these functions until the company grows and can afford additional accounting and finance personnel. Management has concluded that with certain management and audit committee oversight controls that are in place and the use of an outside SEC and GAAP consultant for each period closing, the risks associated with the lack of segregation of duties is not sufficient to justify the costs of adding additional personnel at this time. Management has also taken steps to improve the oversight process relating to disbursements and for higher Board review of quarterly and annual reports. Management will periodically reevaluate this situation.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

Set forth below is information concerning our executive officers and directors at December 20, 2011:

Name	Age	Position(s)	Director Since
Joel C. Robertson	59	Director, Chairman, President and Chief Executive Officer	May 2010
Melissa A. Seeger	38	Chief Financial Officer, Treasurer and Secretary
Gerald L. Ehrens	72	Director	September 2005
Peter J. Perkinson	68	Director	July 2010

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

Joel C. Robertson, Pharm.D., has been a director since May 28, 2010 when he was also appointed Chairman of the Board, President and Chief Executive Officer; Dr. Robertson is a businessman, author and specialist in neuropharmacology. An internationally recognized clinician, he is also a bestselling author, lecturer, consultant and founder of Robertson Research Institute, a non-profit company formed in 2002 to develop the search engine underlying the Company’s technology. He formed Robertson Health Services, Inc. (RHS, formerly NxOpinion) in 2005 to assemble data and commercially exploit the developed software and he served as the sole manager of NxOpinion from its inception in 2005 until May 28, 2010.   Dr. Robertson has extensive background and experience in the creation of new and innovative programs. He received national acclaim for his creation of a chemical dependency and psychiatric sub-acute care facility, has consulted with over 30 inpatient/outpatient chemical dependency and psychiatric facilities, and opened and administered two inpatient and three outpatient and day care facilities.

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

We believe that Mr. Perkinson is well-qualified to serve as a director due to his extensive experience in senior financial management, including his past experience as a chief financial officer of a publicly traded company.  Mr. Perkinson’s experience is particularly helpful to the Company in finance, accounting and compliance matters.

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors during the year ended September 30, 2011.

Committees of the Board of Directors
We have a separately designated standing Audit Committee, currently consisting of Mr. Ehrens and Mr. Perkinson. We believe both members are independent under the standards discussed in Item 13 below and that Mr. Perkinson qualifies as an “Audit Committee Financial Expert,” as defined by Regulation S-K.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2011, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, with the following exceptions.  Mr. Perkinson filed a Form 4 five months late in connection with the receipt of non-qualified employee stock options and a Form 4 four days late in connection with the conversion of debt to common stock.  Mr. Ehrens filed a Form 4 three days late in connections with the conversion of debt to common stock.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of our Named Executive Officers
At September 30, 2011, we identified Joel C. Robertson and Melissa A. Seeger as our named executive officers, both were appointed executive officers of the Company effective with the NxOpinion Merger on May 28, 2010. Our named executive officers for fiscal 2012 could change, as we may hire or appoint new executive officers.

Summary Compensation Table
The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during the year ended September 30, 2011 and our transition period ended September 30, 2010:

					All Other
				Option	Compensation
Name and	Reporting	Salary (1)	Bonus	Awards (3)	(2)	Total
Principal Position	Period	($)	($)	($)	($)	($)

Joel C. Robertson, Chairman, President and Chief Executive Officer (PEO)	Year Ended September 30, 2011	$249,231	$-	$18,017	$9,727	$276,975
	Transition Period ended September 30, 2010	$60,000	$-	$120,334	$251,108	$431,442

Melissa A. Seeger, Secretary and Treasurer (PFO)	Year Ended September 30, 2011 (4)	$119,865	$-	$9,222	$1,814	$130,901
	Transition Period ended September 30, 2010	$14,560	$-	$7,285	$336	$22,181

(1)	The compensation for Mr. Robertson and Ms. Seeger is for the period from May 28, 2010 to September 30, 2011 during which they served as executive officers of the Company.
(2)
In connection with closing the Merger, the Company issued 100,000 warrants to Dr. Robertson exercisable at $0.01 per share until May 28, 2013. These warrants and a related bonus for the tax effect in the amount of $140,000 were issued in connection with a $900,000 reduction in amounts owed by the Company to its non-profit affiliate Robertson Research Institute (“RRI”) which related to prior compensation owed by RRI to Dr. Robertson. The $250,000 value attributable to the warrants is reported above as Other Compensation and the tax bonus will be reported in the period actually paid.  The Company has a Simple IRA plan and matches employee contributions up to 3% of compensation.  The Company match for Mr. Robertson was $7,477 and $1,108 for the periods ending September 30, 2011 and 2010 respectively.  The Company match for Ms. Seeger was $1,814 and $336 for the periods ending September 30, 2011 and 2010 respectively.

(3)
Represents the amount of compensation cost recognized by us in each period related to stock option awards granted during each period, as described in ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 11 to our 2011 Consolidated Financial Statements included in our Annual Report.

(4)
Ms. Seeger was awarded a salary increase to $120,000 per year effective September 27, 2010 of which $5,147 per month is currently being deferred until funds are available for payment.  A total of $59,385 of the amount reported above was accrued during the year and payable at September 30, 2011.

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

Outstanding Equity Awards at Fiscal Year-End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2011.
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Joel C. Robertson	100,000	- (1)	-	$3.30	8/31/15
Joel C. Robertson	4,000	16,000 (2)	-	$5.48	5/5/16

Melissa A. Seeger	12,000	8,000 (2)	-	$3.00	8/31/15
Melissa A. Seeger	2,000	8,000 (3)	-	$4.98	5/5/16

(1)	These options were fully vested at September 30, 2010. This table excludes warrants on 100,000 shares issued in connection with prior compensation described above.
(2)	These options vest 4,000 shares each six months.
(3)	These options vest 2,000 shares each six months.

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

Director Compensation
The following table provides information concerning compensation of our non-employee directors for the year ended September 30, 2011.

	Fees
	Earned
	or Paid	Option	All Other
	in Cash	Awards (1)	Compensation	Total
Name	($)	($)	($)	($)

Gerald L. Ehrens	-	$14,148	-	$14,148
Peter Perkinson		$139,291		$139,291

(1)
Represents the amount of compensation cost recognized by us during the year ended September 30, 2011 related to stock options granted to each director computed in accordance with ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in our Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership - Certain Beneficial Owners
The following security ownership information is set forth, as of  December 20, 2011, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all current directors, nominees and executive officers as a group (four persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Joel C. Robertson	6,094,808	(2)	48.5%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Melissa A. Seeger	16,000	(3)	*
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Gerald L. Ehrens	606,139	(4)	4.9%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Peter J. Perkinson	263,752	(5)	2.1%
	4215 Fashion Square Blvd., Suite 3
	Saginaw, Michigan 48603

Common Stock	Michael J. Jandernoa	986,023	(6)	7.8%
	c/o Perrigo Co, 333 Bridge St. NW, #800
	Grand Rapids, Michigan 49504

Common Stock	Marilyn H. Hite	792,962	(7)	6.4%
	7260 W. Azure Dr, #140-302
	Las Vegas, Nevada 89130

Common Stock	Jerry E. Polis	768,705	(8)	6.1%
	980 American Pacific Drive, #111
	Henderson, Nevada 89014

	All directors and executive	6, 980,699		54.7%
	officers as a group (4 persons)
______________________

*	less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On December 20, 2011, there were 12,352,187 shares of common stock issued and outstanding.

(2)
Includes 5,871,808 shares owned by JVR Technologies, LLC, a Nevada limited liability company owned 50%/50% by Joel C. Robertson and his wife Vickie Robertson. The amount shown as beneficially owned by Joel C. Robertson reflects 100% of the common stock of the Company owned by JVR Technologies, LLC. Also includes 115,000 warrants and 108,000 options.

(3)	Consists solely of stock options.
(4)	Includes 460,000 shares owned by family limited partnership, 23,300 warrants and 19,334 options.
(5)	Includes 60,000 shares held by IRA, 8,841 warrants and 116,000 options.
(6)	Consists of 741,023 shares and warrants on 245,000 shares held by the Michael J. Jandernoa Trust based on information provided by the stockholder as of February 14, 2011.
(7)	Shares held by The Marisite Family Trust based on information provided by the stockholder as of June 8, 2010.
(8)
Beneficial ownership based on information provided by the stockholder as of January 24, 2011. Consists of 591,037 shares, 2,668 options and 175,000 warrants. A total of 342,914 shares are held by a family trust, 229,457 shares by a controlled corporation and 18,666 shares by a family LLC. A total of 150,000 warrants are held by an LLC over which Mr. Polis executes voting and investment control but disclaims beneficial ownership other than his pecuniary interest in the LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has contracted with RRI for certain operational vendor costs. These services were billed to the Company by RRI on a flow-through basis and at cost. See Note 16 to the Company’s Consolidated Financial Statements included in its annual report for details of amounts incurred related to this relationship which aggregated $129,392 for the year ended September 30, 2011.

We currently license our core technology from an entity, Vanahab Health Diagnostics II, LLC, controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson. No license fees were paid during the year ended September 30, 2011.

On January 12, 2011, the Company completed the sale of three parcels of unimproved real property and warrants to purchase 150,000 shares of the common stock of the Company at $2.50 per share for a total purchase price of $900,000 to Triple LATS LLC, a limited liability company controlled by Jerry E. Polis, who is a former director of the Company and the beneficial owner of approximately 6.1% of the Company’s common stock.

In February 2011 the Company issued 50,000 shares for $100,000 to a trust controlled by greater than 5% shareholder Michael J. Jandernoa.

In August 2011 the Company borrowed $75,000 from Vanahab Health Diagnostics, LLC, which is controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson.  The Company issued a note payable with a 15% annual rate of interest and a term of December 15, 2011 when all unpaid principal and interest shall be payable.

In September 2011 the Company borrowed $50,000 from Vanahab Health Diagnostics, LLC, which is controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson.  The Company issued a note payable with a 15% annual rate of interest and a term of December 15, 2011 when all unpaid principal and interest shall be payable.

In September 2011 the Company issued 102,172 shares for $60,000 of notes and $42,172 of accrued interest to director Gerald Ehrens.  The Company has remaining notes payable to Ehrens with principal amounts totaling $328,325 with interest rates ranging from 5% to 18% per annum.  Ehrens signed agreements to extend the maturity dates of each loan to December 31, 2011.  No interest was paid on these notes during the year ended September 30, 2011.

In September 2011 the Company issued 36,411 shares for $25,000 of notes and $11,411 of accrued interest to director Peter Perkinson.  The Company has remaining notes payable to Perkinson with principal amounts totaling $122,350 with interest rates ranging from 5% to 10% per annum.  Perkinson signed agreements to extend the maturity dates of each loan to December 31, 2011.  No interest was paid on these notes during the year ended September 30, 2011.

Director Independence

As the Company is quoted on the OTCBB and not one of the national securities exchanges, it is not subject to any director independence requirements. However, we have adopted the NASDAQ Stock Market’s standards for determining the independence of directors and believe that Messrs. Ehrens and Perkinson qualify as independent directors. In making this determination, our Board of Directors has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table presents fees billed by SU for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports for the fiscal year ended September 30, 2011, and for the fiscal period end work for September 30, 2010.  The transition period ended September 30, 2010 also includes fees billed by the Company’s former independent accounting firm, Piercy Bowler Taylor & Kern (“PBTK”), for the quarter ended March 31, 2010.

		Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2011	2010
Audit fees (1)	$29,000	$32,150
Audit related fees (2)	-	10,337
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$29,000	$42,487

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

(3)
Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SU or by PBTK for 2011 or 2010.

(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by SU for 2011 or 2010.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as a part of this report:
(1)	Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010	F-2
Consolidated Statements of Operations for the Year Ended September 30, 2011, the Nine Months Ended September 30, 2010, and the period from inception (April 11, 2005) to September 30, 2011	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (April 11, 2005) to September 30, 2011	F-4
Consolidated Statements of Cash Flows for the Year Ended September 30, 2011, the Nine Months Ended September 30, 2010, and the period from inception (April 11, 2005) to September 30, 2011	F-5
Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Silberstein Ungar, PLLC

CPAs and Business Advisors
phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Robertson Global Health Solutions Corporation

We have audited the accompanying consolidated balance sheets of Robertson Global Health Solutions Corporation and Subsidiaries (a development stage company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2011 and the nine months ended September 30, 2010 and for the period from April 11, 2005 (inception) through September 30, 2011. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements for the period April 11, 2005 (inception) through December 31, 2009.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated statements of operations, stockholders’ deficit, and cash flows for the period April 11, 2005 (inception) through December 31, 2009, insofar as it relates to the amounts for prior periods through December 31, 2009 is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robertson Global Health Solutions Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011 and the nine months ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, MI
December 29, 2011

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	September 30,	September 30,
ASSETS	2011	2010
Current assets
Cash	$90,585	$40,976
Accounts receivable	41,500	-
Accounts receivables - related parties	47,031	8,842
Prepaid and other	35,663	27,268
Total current assets	214,779	77,086

Property and equipment, net	8,487	4,114
Real estate held for sale, net	-	696,625

Total assets	$223,266	$777,825

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$978,152	$584,279
Accrued liabilities	672,088	354,633
Deposits	-	3,747
Related party deferred revenue	-	207,416
Deferred revenue	31,500	-
Stockholder advances	-	150,000
Notes payable related parties - net	852,813	814,826
Notes payable other - net	531,018	476,743
Current portion of facility exit liability	32,329	51,056
Current portion bank term note	50,000	50,000
Total current liabilities	3,147,900	2,692,700

Long-term debt
Bank term note	137,495	187,499
Facility exit liability	-	31,098
Total long-term debt	137,495	218,597

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 12,352,187 and 11,543,369 shares issued and outstanding, respectively	12,352	11,543
Paid-in capital	13,801,666	11,922,729
Deficit accumulated during development stage	(16,876,147)	(14,067,744)
Total stockholders' deficit	(3,062,129)	(2,133,472)

Total liabilities and stockholders' deficit	$223,266	$777,825

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations

		Twelve-Month	Nine-Month	April 11, 2005
		Comparative	Transition	(date of
	Year Ended	Period Ended	Period Ended	inception) to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2010	2011
		(Unaudited)
Revenues
Contract fees	$10,000	$133,000	$-	$143,000
Contract fees - related party	207,416	-	-	207,416
Total revenues	217,416	133,000	-	350,416

Operating expenses
Cost of revenues	-	139,536	-	139,536
Product and content development	1,004,352	628,634	522,908	6,548,309
Selling, general and administrative	1,902,019	1,650,209	1,363,027	8,556,705
Impairment expense on real estate held for sale	-	1,548,375	1,548,375	1,548,375
Total operating expenses	2,906,371	3,966,754	3,434,310	16,792,925
Operating loss	(2,688,955)	(3,833,754)	(3,434,310)	(16,442,509)

Other income (expense)
Unrealized gain on derivative revaluation	-	14,693	12,658	17,279
Interest and other income	38,390	15,254	15,254	348,624
Other expenses	(3,964)	(29,953)	(29,953)	(97,236)
Interest expense	(153,874)	(322,872)	(299,080)	(702,305)
Total other income (expense)	(119,448)	(322,878)	(301,121)	(433,638)

Net loss	$(2,808,403)	$(4,156,632)	$(3,735,431)	$(16,876,147)

Loss per share (basic)	$(0.24)	$(0.40)	$(0.35)	$(1.64)

Weighted average number of common shares outstanding	11,664,382	10,508,711	10,680,144	10,315,632

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Dollars	Capital	Deficit	(Deficit)

Balances, April 11, 2005 (date of inception)	-	$-	$-	$-	$-

Stock issued to founder for technology	9,600,000	9,600	(9,600)	-	-
Founder stock assigned to director	290,000	290	(290)	-	-
Sale of stock for cash at $2.50 to $3.25 per share	1,156,000	1,156	3,348,844	-	3,350,000
Forfeiture of founder stock - net	(1,046,000)	(1,046)	1,046	-	-
Net loss	-	-	-	(1,373,347)	(1,373,347)
Balances, December 31, 2005	10,000,000	$10,000	$3,340,000	$(1,373,347)	$1,976,653

Sale of stock at $2.50 to $4.00 per share	456,500	456	1,759,544	-	1,760,000
Repurchase of stock at $2.50 per share	(144,000)	(144)	(359,856)	-	(360,000)
Forfeiture of founder stock - net	(312,500)	(312)	312	-	-
Net loss	-	-	-	(3,488,381)	(3,488,381)
Balances, December 31, 2006	10,000,000	$10,000	$4,740,000	$(4,861,728)	$(111,728)

Sale of stock at $2.00 to $6.00 per share	414,038	414	1,089,586	-	1,090,000
Forfeiture of founder stock	(414,038)	(414)	414	-	-
Net loss	-	-	-	(2,451,762)	(2,451,762)
Balances, December 31, 2007	10,000,000	$10,000	$5,830,000	$(7,313,490)	$(1,473,490)

Sale of stock at $2.00 to $3.25 per share	658,154	658	1,158,342	-	1,159,000
Forfeiture of founder stock	(658,154)	(658)	658	-	-
Net loss	-	-	-	(1,443,771)	(1,443,771)
Balances, December 31, 2008	10,000,000	$10,000	$6,989,000	$(8,757,261)	$(1,758,261)

Sale of stock at $1.00 per share	428,500	428	428,072	-	428,500
Classification of 416,000 warrants as a liability	-	-	(238,656)	-	(238,656)
Forfeiture of founder stock	(428,500)	(428)	428	-	-
Net loss		-	-	(1,575,052)	(1,575,052)
Balances, December 31, 2009	10,000,000	$10,000	$7,178,844	$(10,332,313)	$(3,143,469)

Sale of stock at $1.00 per share	125,000	-	125,000	-	125,000
Classification of 125,000 warrants as a liability	-	-	(69,497)	-	(69,497)
Forfeiture of founder stock	(125,000)	-	-	-	-
Record beneficial conversion of $170,000 of convertible notes	-	-	89,048	-	89,048
Redemption of stock	(3,076)	(3)	(11,997)	-	(12,000)
Shares issued on conversion of convertible debt at $1.00 per share	3,076	3	3,073	-	3,076

Merger related equity transactions:
Historical ASI Technology shares	1,154,248	1,154	2,718,773	-	2,719,927
Shares issued on conversion of convertible debt at $1.00 per share	214,223	214	214,009	-	214,223
Reclassification of warrant liability to equity			379,922	-	379,922
Value of 100,000 warrants issued to founder related to debt extinguishment			250,000	-	250,000
Capital contribution from related party debt extinguishment			510,000	-	510,000
Value of 51,041 warrants issued to stockholders related to debt restructuring and guarantee			55,750	-	55,750

Shares issued on conversion of convertible debt at $1.00 per share	175,698	176	175,522	-	175,698
Payment of fractional shares on reverse stock split	(800)	(1)	(4,320)		(4,321)
Stock based compensation			308,602		308,602
Net loss				(3,735,431)	(3,735,431)
Balances, September 30, 2010	11,543,369	$11,543	$11,922,729	$(14,067,744)	$(2,133,472)

Sale of stock at $2.00 per share	235,000	235	469,765	-	470,000
Sale of stock at $1.00 per share	150,000	150	149,850		150,000
Shares issued on conversion of debt at $1.00 per share	348,218	348	347,870		348,218
Exercise of warrants at $1.00 per share	75,000	75	74,925		75,000
Value of 150,000 warrants issued related to sale of real estate held for sale			178,375		178,375
Stock based compensation			656,353		656,353
Stock option exercise	600	1	1,799		1,800
Net loss	-	-	-	(2,808,403)	(2,808,403)
Balances, September 30, 2011	12,352,187	$12,352	$13,801,666	$(16,876,147)	$(3,062,129)

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows

		Twelve-Month	Nine-Month	April 11, 2005
		Comparative	Transition	(date of
	Year Ended	Period Ended	Period Ended	inception) to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2010	2011
		(Unaudited)
Operating activities
Net loss	$(2,808,403)	$(4,156,632)	$(3,735,431)	$(16,876,147)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,866	5,614	3,512	44,044
Amortization of deferred rent and facility exit liability	(50,911)	(14,373)	(14,373)	(65,284)
Adjustment of accrued facility exit liability	1,085	29,953	29,953	31,038
Unrealized gain on derivative revaluation	-	(14,693)	(12,658)	(17,279)
Impairment expense	-	1,548,375	1,548,375	1,548,375
Loss on sale of assets	2,878	-	-	2,878
Gain on debt cancellation	-	-	-	(262,088)
Note discount accretion	27,003	101,410	101,410	128,413
Beneficial conversion of convertible debt	-	89,048	89,048	89,048
Value of warrants issued for note guarantee	-	16,384	16,384	16,384
Stock based compensation	656,353	308,602	308,602	964,955
Changes in:
Accounts receivable	(41,500)	-	-	(41,500)
Accounts receivable - related parties	(38,189)	1,758	84,758	(41,431)
Prepaid and other	(8,395)	(19,991)	(19,991)	(28,386)
Accounts payable and accrued expenses	891,701	983,191	727,606	4,013,422
Deposits	(3,747)	(3,747)	(3,747)	(3,747)
Deferred revenue	(175,916)	157,416	-	31,500
Stockholder advances	-	150,000	150,000	-
Accrued interest	94,772	81,458	59,843	310,151
Net cash used by operating activities	(1,451,403)	(736,227)	(666,709)	(10,155,654)
Investing activities
Purchase of property and equipment	(6,240)	(3,922)	(3,922)	(52,209)
Proceeds from sale of assets	543,747	300,000	300,000	843,747
Cash received in merger transaction	-	243,296	243,296	243,296
Net cash provided by investing activities	537,507	539,374	539,374	1,034,834
Financing activities
Net change in stockholder advances	-	-	-	150,000
Sale of common stock	620,000	292,500	125,000	8,532,500
Sale of warrants	178,375	-	-	178,375
Repurchase of common stock	-	(12,000)	(12,000)	(372,000)
Payment of fractional shares	-	(4,321)	(4,321)	(4,321)
Proceeds from exercise of warrants	75,000	-	-	75,000
Proceeds from exercise of stock options	1,800	-	-	1,800
Proceeds from issuance of debt	275,000	245,000	245,000	1,195,416
Repayment of debt	(186,670)	(283,713)	(220,701)	(545,365)
Net cash provided by financing activities	963,505	237,466	132,978	9,211,405
Net increase (decrease) in cash	49,609	40,613	5,643	90,585
Cash, beginning of period	40,976	363	35,333	-
Cash, end of period	$90,585	$40,976	$40,976	$90,585

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$32,099	$31,275	$29,100	$182,534
Transfers of liabilities from affiliate for costs incurred	$-	$209,135	$-	$824,053
Derivative liability recorded for warrants	$-	$(127,071)	$(221,377)	$17,279
Issuance of debt in redemption of accrued liabilities	$180,373	$625,632	$625,632	$806,005
Repayment of advances from proceeds from sale of assets	$150,000	$-	$-	$150,000
Issuance of stock on conversion of debt	$348,218	$392,997	$392,997	$741,215

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

Development Stage Enterprise
The Company follows the presentation and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Accounting and Reporting by Development Stage Enterprises. Although some principal operations of marketing and licensing software solutions commenced in 2009, the Company has not yet generated significant revenue and is still considered in the development stage.

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to September 30, 2011, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $16,876,147. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

The consolidated financial statements include the accounts of RGHS (formerly ASI) and its wholly-owned subsidiaries. Subsidiaries of RGHS are Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (“RTL”, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (“ASI Capital”, a wholly-owned subsidiary that operates certain leased property) and ASI Land Holdings, Inc. (“ASI Land”, a wholly-owned subsidiary which previously held certain real estate). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.

Adjustments to Historical Financial Statements
The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheets as of September 30, 2011 and 2010, and the accompanying consolidated statements of stockholders’ deficit for the period from April 11, 2005 (date of inception) to September 30, 2011 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ deficit.

Fiscal Period
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

Revenue Recognition
The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer are fixed or determinable. To date, revenues have not been significant and the Company expects to enter into new software licensing and collaborative arrangements in the future and will evaluate each in accordance with Staff Accounting Bulletin 104 and the ASC’s Software and Collaborative Topics.

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

Deferred revenue, including advance license fees, which will be recognized during the succeeding 12-month period, is recorded as current deferred revenue and any remaining portion is recorded as long-term deferred revenue.

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

Property and Equipment
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

Real Estate
Real estate previously owned and held for sale included properties acquired through deed in lieu of foreclosure in December 2009. These properties were recorded at the lower of cost or estimated fair value with gain or loss recorded as recovery or additional loan loss. To assist estimating the fair value of these properties based on Level 3 inputs of ASC 820, Fair Value Measurements and Disclosure, management used current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel. Subject to periodic impairment considerations, the Company’s policy was to capitalize costs relating to any improvements of properties. Holding costs were charged to expense as incurred. Real estate owned was classified as held for sale in June 2010 when management determined it met the appropriate criteria in ASC 360-10-45. Real estate assets that are expected to be disposed of are valued on an individual asset basis at their carrying amounts, after any impairment adjustments necessary, less estimated costs to sell. All real estate holdings were disposed of in an installment sale with the final payment received in January 2011 (Note 5).

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Facility Exit Liability
The Company accounts for an unused operating office lease in accordance with ASC 420, Exit or Disposal Cost Obligations, and is required to make continuing estimates related to estimated sublease and concession amounts.

Warrants Classified as Derivatives
The valuation of warrant derivatives resulted from insufficient member interests being available for exercise of the warrants prior to the Merger and was determined in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The warrant fair value was adjusted each reporting period based on current assumptions, with the change in value recognized in other income (expense). Changes in remaining term, stock prices, stock volatility and interest rates changed the warrant liability each period resulting in a non-cash charge. The warrant liability was converted to equity upon the Merger (Note 3).

The Company reviews the classification of its warrants and other financial instruments as derivatives each period.

Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment, and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. Under ASC 505-50, options or stock awards issued to non-employees who are not directors of the Company are recorded at the estimated fair value of the stock options issued at the measurement date. Non-employee options are periodically revalued as the options vest so the cost ultimately recognized is equivalent to the fair value on the date performance is complete with such expense recognized over the related service period on a graded vesting method.

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

Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period.  At September 30, 2011 and 2010, a total of 1,786,617 and 1,452,119, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

Income Taxes
The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations. The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership in the future. The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update explains how to measure fair value, does not require additional fair value measurements, and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This update results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are effective on a prospective basis for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption to have a material impact on its financial results.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

3. Merger and Recapitalization

On May 28, 2010, RGHS completed the acquisition of NxOpinion, previously a privately-owned health care technology licensing company headquartered in Saginaw, Michigan. As a result of the Merger, the business of NxOpinion is now owned by RHS, a wholly-owned subsidiary of the Company.

Each NxOpinion security holder received, in exchange for each NxOpinion membership unit held or deemed to be held by such security holder immediately before the closing of the Merger, a number of shares of Company common stock equal to fifteen shares prior to the reverse split. The Company completed on August 6, 2010 a 1 for 15 reverse split and accordingly, as a result, each NxOpinion unit holder effectively received post-split one share of the Company for each unit of NxOpinion and each legacy shareholder of RGHS prior to the Merger received one post-Merger and post reverse split share for each 15 shares owned prior to the Merger. All share numbers herein reflect the Merger and the reverse stock split.

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

•
Secured notes outstanding with five parties with a principal balance of $357,500 (plus accrued and unpaid interest), effectively demand notes, were exchanged for new unsecured notes at the same interest rates. The holders were also issued warrants for shares of common stock of the Company on an aggregate basis for 21,450 common shares exercisable at $2.50 per share for three years.

•
Past consulting fees owed to two management advisors for $243,175 were exchanged for notes with a 5% annual rate of interest. The holders were also issued warrants on an aggregate of 14,591 common shares of Company stock exercisable at $2.50 per share for three years.

•
An obligation related to a $250,000 bank line of credit was assumed by the Company with Dr. Robertson continuing to guarantee the note. Dr. Robertson was issued warrants on an aggregate of 15,000 common shares of Company stock exercisable at $2.50 per share for three years as consideration for his continuing guarantee.  In June 2010, this bank line was converted into a five year term note (Note 8).

•
At closing the Company was obligated on an unsecured installment payment agreement to NxOpinion’s legal firm with regard to outstanding legal fees owed for services incurred through May 28, 2010, with a total outstanding balance of $331,547 at an interest rate of 5% per annum compounded monthly. In November 2011, the Company negotiated revised terms on this loan. The note is due on demand, but not later than June 1, 2012, including interest at 5% per annum.  Payments are to be made as excess cash flow permits after covering only ordinary operating expenses.  The note is secured by the Company assets.

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

The Company retained cash, after the asset sales described above, of approximately $250,000. RGHS also had certain liabilities, including an office facility exit liability of $74,068, at closing of the Merger. The Company retained certain assets owned prior to the Merger, including undeveloped real estate assets held for investment, which was later sold (see Note 5).

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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Subsequent to, but related to, the Merger the Company entered into and became committed to a three-year employment agreement with Dr. Robertson who was appointed Chairman and CEO. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during a previous fiscal quarter. In addition, Dr. Robertson was granted 100,000 in immediately exercisable “penny” warrants with a nominal exercise price. The Company has agreed to pay Dr. Robertson a grossed-up tax bonus sufficient to pay the resulting tax liability of the warrants (estimated and accrued at $140,000) and agreed to grant him stock options under the 2010 Stock Plan on at least 100,000 shares of common stock.

4. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	September 30,	September 30,
	2011	2010
Computer hardware	$31,546	$29,033
Vehicle	22,478	22,478
	54,024	51,511
Accumulated depreciation	(45,537)	(47,397)
Property and equipment, net	$8,487	$4,114

5. Real Estate and Installment Sale

Real Estate
At the time of the Merger, RGHS, through a wholly-owned subsidiary, owned three real estate properties held for investment and valued at $2,245,000. The three properties were recorded at management’s estimated fair value.  The properties were held as an investment and evaluated for impairment at each reporting date.

In mid-June 2010, management determined and committed to a plan to sell the properties as soon as possible for cash to provide working capital for operations. Management believes its plan met the requirements of ASC 360-10-45-9 to reclassify the real estate as held for sale and valued the real estate on that basis. Given the stagnant nature of the unimproved land market in the Las Vegas area and limited cash buyers, management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased, was applicable and that a significant adjustment to historical transactions and historical appraised value on a held for investment basis was necessary to estimate the current fair value on a short-term cash held for sale basis. Management determined at that time that a sale at $900,000 or more would be acceptable and believed that would not be in excess of fair value and initiated an active program to seek cash buyers on this basis. As a result management recorded in June 2010 an impairment charge to reduce the carrying value of the real estate to $850,000 which included an allowance of $50,000 for the costs to sell in accordance with reclassification to held for sale.

In October 2010 management entered into an agreement, with an entity controlled by a former director, to sell the real estate and issue warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) on an installment basis at a price of $900,000 payable over five months. As a result, management recorded in September 2010 an impairment charge to further reduce the carrying value of the real estate to $696,625, which reduced the costs to sell to $25,000 and included $178,375 for the value of the warrants. In January 2011 the Company received the final payment on installments totaling $900,000, net of $177,878 of closing costs, commissions and shareholder advances, and issued 150,000 Warrants.  The fair value of the Warrants was computed at $178,375 using the Black-Scholes valuation model using a calculated volatility rate of 68.5% based on the historical volatility of comparable companies from a representative industry peer group, a risk free interest rate of 1.15%, and a contractual life equal to the term of the warrants expiring in 2015.  A loss of $2,878, the amount of title and escrow charges on the sale, was recorded in November 2010.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Installment Sale
As a result of the management and operational changes resulting from the Merger, NxOpinion management negotiated as a term of the Merger transaction that the water rights held by ASI Land be sold to Davric Corporation (a related party at the time of the Merger), or assignee for $300,000. The terms of the sale, as amended by letter agreement dated June 15, 2010, required the payment of $100,000 by June 15, $100,000 by July 15 and the final $100,000 by August 15, 2010, with title to the rights transferring upon completion of the final installment. All payments were timely received by the Company and the installment sale was completed in August 2010.

The Company recorded the transaction as a sale in accordance with ASC 360-20, Real Estate Sales, effective June 15, 2010, and recorded no gain or loss on the sale. No interest was imputed on the deferred installments due to the short nature of the transaction.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	September 30,	September 30,
	2011	2010
Accounts payable
Payable to unrelated parties	$436,632	$66,510
Payable to affiliate RRI for contract services (see Note 16)	511,520	516,144
Payable to related parties	30,000	1,625
Total accounts payable	$978,152	$584,279

Accrued liabilities
Accrued wages and vacation	$348,133	$192,206
Accrued bonus payable to CEO (see Note 3)	140,000	140,000
Other accounts payable	183,955	22,427
Total accrued liabilities	$672,088	$354,633

The Company’s obligation to RRI was reduced by $900,000 on May 28, 2010 as a result of the Merger related to past compensation for Dr. Robertson. Dr. Robertson received nominal exercise price warrants on 100,000 shares valued at $2.50 per share and is owed a tax bonus estimated at $140,000. The net reduction of $510,000 was recorded as a capital contribution.

7. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. In June 2010 the Company entered into a sublease on the 3,747 feet of improved office space. The landlord granted a 50% rent concession for the six months ending December 2009, a 25% concession for the twelve months ending December 2010, and a 17% concession for the 10 months ending March 2012.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

The following table summarizes facility exit liability activity for the year ended September 30, 2011 and for the period from the Merger (May 28, 2010) to September 30, 2010:

		Period from Merger
	Year Ended	(May 28, 2010) to
	September 30, 2011	September 30, 2010
Accrual balance beginning of period	$82,154	$66,574
Accrual correction for cash flow assumptions	1,085	29,012
Accretion expense	4,953	1,501
Payment - net	(55,863)	(14,933)
Accrual balance end of period	$32,329	$82,154

In the accompanying statement of operations, the expense for accrual corrections are included in other expenses, and all other facility exit costs and related accretion expense are included in selling, general and administrative expenses.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

8. Notes Payable
Notes payable consist of the following:

		September 30,	September 30,
		2011	2010
Notes payable - related parties
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due December 31, 2011. Includes accrued interest of $147,911 and $154,317, respectively. Net of note discount of $0 and $13,148, respectively.	(1)	$355,411	$433,669

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due December 31, 2011. Includes accrued interest of $13,611 and $23,228, respectively. Net of note discount of $0 and $2,922 respectively.	(2)	43,611	85,306

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum is due on December 31, 2011. Includes accrued interest of $16,322 and $4,164, respectively. Net of note discount of $0 and $10,933, respectively.	(3)	259,497	236,406

Unsecured 11% note payable to a stockholder resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $17,445 and $9,445, respectively. (see Note 9)		67,445	59,445

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum is due on December 15, 2011. Includes accrued interest of $1,849.		126,849	-

Total notes payable - related parties (current)		$852,813	$814,826

Notes payable - other current
Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010. The balance is increased by additional invoices billed. This note is currently in default. Includes accrued interest of $10,569 and $0, respectively.	(4)	$513,782	$476,743

Installment debt payable with interest at 11.24% per annum, with monthly installments of $3,026, due March 2012. Includes accrued interest of $0. Secured by gross unearned premiums and loss payments on the insurance policy financed.		17,236	-

Total notes payable - other current		$531,018	$476,743

Notes payable - other long-term
Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167 plus interest. Note is guaranteed by the Company's CEO. Includes accrued interest of $0 and $0, respectively.	(5)	187,495	237,499

Less: Long-term portion of bank term debt		(137,495)	(187,499)

Notes payable - other (current portion)		$50,000	$50,000

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Approximate principal repayments of long-term debt are as follows:

09/30/2012	$50,000
09/30/2013	50,000
09/30/2014	50,000
09/30/2015	37,495

Total	$187,495

(1)
Effective as of the Merger on May 28, 2010, new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 17,550 common shares at $2.50 per share until May 28, 2013 as an inducement for the note restructuring. The value of the warrants of $19,169 is a note discount which was amortized to interest expense over the original term of the notes.  The Company has entered into Extension Agreements with the holders of the notes.  Each lender has agreed to extend the original due date of June 30, 2011 to December 31, 2011 with no change to the interest rate or other terms of the notes.

(2)
Effective as of the Merger on May 28, 2010, new unsecured notes at the same interest rates were issued for previous secured notes with no stated repayment date. The Company issued warrants exercisable for 3,900 common shares at $2.50 per share until May 28, 2013 as an inducement for the note restructuring. The value of the warrants of $4,260 is a note discount which was amortized to interest expense over the original term of the notes.  The Company has entered into Extension Agreements with the holders of the notes.  Each lender has agreed to extend the original due date of June 30, 2011 to December 31, 2011 with no change to the interest rate or other terms of the notes.

(3)
The Company issued warrants exercisable for 14,591 common shares at $2.50 per share until May 28, 2013 as an inducement for converting consulting fees for unsecured notes. The value of the warrants of $15,937 is a note discount being amortized over the original term of the notes. The Company has entered into Extension Agreements with the holders of the notes.  Each lender has agreed to extend the original due date of June 30, 2011 to December 31, 2011 with no change to the interest rate or other terms of the notes.

(4)
New unsecured note issued at Merger effective May 28, 2010, to replace prior secured notes and payables related to legal fees. In November 2011, the Company negotiated revised terms on this loan. The note is due on demand, but not later than June 1, 2012, including interest at 5% per annum. Payments are to be made as excess cash flow permits after covering only ordinary operating expenses.  The note is secured by the Company assets.

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

In September 2011 the Company entered into Agreements with Company shareholders and directors to convert certain notes payable into shares of the Company’s common stock.  A total of $120,000 of notes and accrued interest of $72,464 was converted at $1.00 per share into 192,464 shares of common stock.

In September 2011 the Company entered into Agreements to convert certain stockholder advances to shares of the Company’s common stock.  A total of $150,000 of advances and accrued interest of $5,754 was converted at $1.00 per share into 155,754 shares of common stock.

9. Convertible Notes Payable
During 2009 the Company issued $250,000 of notes payable to two members of the Company. The notes accrued interest at 11% per annum, were due in April 2010 and were convertible with accrued interest into shares at $1.00 per share. In April 2010 a total of $200,000 of the notes and interest were noticed for conversion and the balance of $50,000 and related interest was not noticed and is now considered a debt obligation, past due included in notes payable (see Note 8).  Prior to the Merger, 3,076 units became available for issuance and were issued in conversion of accrued interest of $3,076. In connection with the Merger the Company issued 214,223 shares of common stock for the conversion of the $200,000 convertible note and interest of $14,223.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

During the quarter ended March 31, 2010 the Company issued $170,000 of 11% convertible notes payable. The Company also issued warrants exercisable on 170,000 shares exercisable at $2.50 per share until March 31, 2013. The fair value of the warrants of $89,048 was recorded as a liability due to insufficient member interest authorized and a beneficial conversion of $89,048 was recorded as a discount to the notes amortized as a non-cash expense over the term of the notes to June 30, 2010.  At June 30, 2010 the notes and accrued interest of $5,698 was converted at $1.00 per share into 175,698 shares of common stock.

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

The historical consolidated financial statements also reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of September 30, 2010, and the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2011 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.

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

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

	Year Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Expected volatility	73.02%	71.00%
Risk-free interest rate	1.60%	1.14%
Forfeiture rate	0.0% - 5.0%	0.0% - 5.0%
Dividend yield	0.00%	0.00%
Expected life in years	4.48	4.2

Since the Company’s stock is not actively traded and the merger changed the nature of the Company’s business, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no significant exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was derived from the Company’s historical employee data and its estimates of the likely future actions of option holders. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded $656,353 and $308,602 of stock compensation expense for the year ended September 30, 2011 and the nine months ended September 30, 2010, respectively. There were no stock options outstanding prior to the merger on May 28, 2010. The weighted-average estimated fair value of employee and consultant stock options granted during the year ended September 30, 2011 and the nine months ended September 30, 2010 was $1.82 per share and $1.65 per share, respectively.

As of September 30, 2011 total estimated compensation cost of options granted but not yet vested was approximately $292,894 and is expected to be recognized over the weighted average period of 1.1 years.

Stock Option Summary Information

The following table summarizes stock option activity for the year ended September 30, 2011 and the nine months ended September 30, 2010:

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

	September 30, 2011				September 30, 2010
		Weighted-	Aggregate	Weighted-		Weighted-	Aggregate	Weighted-
		Average	Intrinsic	Average		Average	Intrinsic	Average
		Exercise	Value	Life		Exercise	Value	Life
	Shares	Price	(3)	(Years)	Shares	Price	(2)	(Years)
Outstanding beginning of period	590,078	$3.22			-
Assumed May 28, 2010 from Merger	-				25,012	$5.41
Granted	190,000	$3.62			566,400	$3.13
Exercised	(600)	$3.00			-
Cancelled	(4,902)	$5.45			(1,334)	$5.25
Outstanding end of period (1)	774,576	$3.33	-	4.0	590,078	$3.22	153,960	4.8
Options exercisable at end of period	516,616	$3.14	-	3.9	216,958	$3.44	40,072	4.6

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2011 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2010 of $3.40.
(3)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2011 of $2.20.

The following table summarizes information about stock options outstanding at September 30, 2011:

Range of exercise prices	Number outstanding at September 30, 2011	Number exercisable at September 30, 2011	Weighted average exercise price	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at September 30, 2011
$	#	#	$	Years	$
$2.20 - $3.00	390,401	275,841	2.80	4.0	2.71
$3.30 - $3.40	278,500	207,100	3.34	3.9	3.33
$3.75 - $6.75	105,675	33,675	5.30	4.1	5.52

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

The same Black-Scholes valuation methodology as described above, adjusted for the term of the respective warrants, was used to value the warrants issued with convertible notes (Note 9) and warrants granted in connection with debt restructuring (Notes 3 and 8).

The following table summarizes warrant activity for the nine months ended September 30, 2010 and the year ended September 30, 2011:

		Average
		Exercise Price
	Number	Per Share
Shares purchasable under outstanding warrants at January 1, 2010	416,000	$1.00
Stock purchase warrants granted with equity sales	125,000	$1.00
Stock purchase warrants granted with convertible notes	170,000	$2.50
Stock purchase warrants granted in connection with debt restructuring	51,041	$2.50
Stock purchase warrants granted for prior services	100,000	$0.01
Shares purchasable under outstanding warrants at September 30, 2010	862,041	$1.27
Stock purchase warrants granted in connection with land sale	150,000	$2.50
Stock purchase warrants granted with equity sales	75,000	$1.00
Stock purchase warrants exercised	(75,000)	$1.00
Shares purchasable under outstanding warrants at September 30, 2011	1,012,041	$1.45

At September 30, 2011 the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants (1)	51,041	$2.50	May 28, 2013
Warrants (2)	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

(1)	A total of 32,141 of these warrants are held by directors.
(2)	These 100,000 warrants are held by the Company’s Chief Executive Officer.

12.  Simple IRA
Beginning in July 2010, the Company sponsors a Simple IRA plan that is available to all employees who receive at least $5,000 in compensation.  The plan permits salary deferrals to be made by the employees and an employer matching contribution up to 3% of compensation.  The Company’s matching contribution charged to expense for the year ended September 30, 2011 and the nine months ending September 30, 2010 was $23,249 and $4,194, respectively.

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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

13. Operating Lease
On July 1, 2010, the Company entered into a two year operating lease for office space at 4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan. The base monthly rent payments are approximately $5,562.  In addition to the base rent payment, a monthly allocation for taxes, insurance, maintenance, utilities, and services is payable to the lessor, currently $1,600 per month, for a total rent payment of $7,162.  The lease is renewable by the Company for an additional two year period under the same terms and conditions. Rent expense during the year ended September 30, 2011 and the nine months ended September 30, 2010 was $85,950 and $64,463, respectively. Approximate future commitments under this agreement are as follows:

09/30/2012	$64,458

14. Fair Value Measurements
The carrying amounts of cash and equivalents, receivables and accounts payable approximate fair values due to the short-term maturities of these instruments.

ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2011 or 2010.

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

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Balance at January 1, 2010	$234,035
Issuance of new warrant derivatives from sale of member units	69,497
Issuance of new warrant derivatives in connection with convertible notes	89,048
Adjustment to fair value included in other income	(12,658)
Reclassification of warrant liability to equity	(379,922)
Balance at September 30, 2010	$-

The Company had no warrant derivative activity during the year ended September 30, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no financial assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2011.  Assets measured at fair value on a nonrecurring basis as of September 30, 2010 are included in the table below:

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)
September 30, 2010:
Assets:
Real estate held for sale	$696,625	$-	$-	$696,625	$(1,548,375)
Liabilities:
None	$-	$-	$-	$-	$-

The Company measured the foregoing assets at estimated fair value on a nonrecurring basis from time to time only when deemed to be impaired in accordance with U.S. generally accepted accounting principles.  Likewise the Company periodically evaluates the facts and assumptions used to estimate the fair value of its facility exit liability (Note 7).

Real estate owned consisted of three parcels of undeveloped land (Note 5) obtained through deeds in lieu of foreclosure by RGHS in December 2009.  Each parcel was recorded at management’s estimated fair value based on Level 3 unobservable inputs including current and prior appraisals, comparable local sales data, and where applicable adjustments to reflect the highest and best use of each parcel.  Highest and best use adjustments reflected zoning changes or parcel subdivisions that were possible and probable, legally permissible and financially feasible at the measurement date computed using comparable sales data and consultation with appraisal and development professionals. Subsequently in June 2010 the parcels were reclassified as held for sale and impairment recorded as described in Note 5.

15. Income Taxes
Prior to the Merger, the Company was organized as a limited liability company, was accounted for like a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, the Company’s earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal income taxes has been included in the financial statements for the operations prior to the Merger.

Due to the Merger transaction, NxOpinion is now treated as a corporation for income tax purposes and will be taxed as such for the earnings during the period beginning May 29, 2010. The Company has incurred losses for each of the periods since its inception and since the Merger. The tax attributes of the legal acquirer (RGHS) prior to the merger included approximately $2,950,000 of net operating losses whose benefits may be substantially limited due to the change in ownership. Those prior Merger losses and losses of the Company after the Merger since being taxable as a corporation have appropriately been recorded as a deferred tax asset with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows:

	Twelve Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Income taxes (benefit) computed at federal statutory rate	$(955,000)	$(1,216,000)
NxOpinion LLC results not subject to corporate income taxes	-	342,000
Corporate losses prior to Merger	-	(121,000)
Permanent book-tax differences	64,000	228,000
Deferred income tax valuation allowance	891,000	767,000
Income tax provision	$-	$-

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$2,669,000	$1,408,000
Impairment and bad debt reserves	-	526,000
Stock-based compensation	345,000	169,000
Accruals and other	58,000	77,000
	3,072,000	2,180,000
Deferred tax liabilities
Depreciation and amortization	(1,000)	-
	3,071,000	2,180,000
Valuation allowances for deferred tax assets	(3,071,000)	(2,180,000)
Net deferred taxes	$-	$-

As of September 30, 2011, the Company had federal net operating loss (“NOL”) carryforwards of approximately $7,838,000. These losses will expire in years 2025 through 2031 and the use of any such NOLs may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code and similar state provisions, due to changes in ownership of the Company that have occurred previously and may occur in the future.

The Company continues to maintain a valuation allowance against the value of all deferred tax assets at September 30, 2011 due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In June 2006, the FASB issued guidance in regard to the recognition of tax benefits for positions claimed or to be claimed in tax returns. Management has evaluated the tax positions claimed and expected to be claimed in its tax returns and has concluded that all positions are more likely than not to be sustained upon examination by applicable taxing authorities. Management has also concluded that no liability for uncertain tax positions should be recorded as of September 30, 2011. The Company is subject to U.S. federal tax examinations for tax years through 2011, subject to the statute of limitations. The Company has no income tax examinations in process.

Pro forma tax and net loss per share amounts in accordance with Article 11 of Regulation S-X are not presented on the statement of operations as there was no pro forma difference since there was no tax provision for the periods covered by this report.

16. Related Party Transactions
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity organized under Section 501(c)3 of the Internal Revenue Code, for software and content development and corporate operational services including personnel, occupancy and other vendor costs. After the Merger, the Company transitioned these services back to the Company. These services are billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. During the year ended September 30, 2010 substantially all of the services of RRI personnel were charged to the Company by RRI, including the services of the Company’s CEO, Dr. Joel Robertson, through the date of the Merger.  Dr. Robertson is also a Trustee of RRI. Certain expenses continue to be paid by RRI and are charged to the Company at cost as incurred.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

During the twelve months ended September 30, 2011 and 2010 (unaudited) and for the nine months ended September 30, 2010 the Company incurred costs billed by RRI detailed as follows:

			Nine Months
	Twelve Months Ended		Ended
	September 30,		September 30,
	2011	2010	2010
		(Unaudited)
Personnel and benefits	$77	$908,751	$603,666
Professional fees	5,355	185,448	185,195
Occupancy	7,826	106,220	61,948
Travel and entertainment	77,399	51,131	36,016
Marketing	874	6,309	5,961
Insurance	-	54,364	49,025
Interest	7,800	18,014	11,585
Computer and software	5,105	10,159	2,635
Consulting and contract services	-	12,733	9,608
Other	24,956	31,645	26,429
	$129,392	$1,384,774	$992,068

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at September 30, 2011 and 2010 are listed in Note 6.

After the merger, certain employees have been contracted on an as needed basis by Robertson Wellness, LLC (“RW”), a company owned by the Company’s CEO, Dr. Joel Robertson. These personnel costs are allocated to RW at cost based on percentage of time spent on RW efforts.  The total amount allocated to RW during the year ended September 30, 2011 and the nine months ended September 30, 2010 was $39,241 and $3,842, respectively.

See additional related party information in Notes 3, 5, 8, 9, and 11.

17. Commitments and Contingencies

Going Concern
The Company incurred significant losses during the last two fiscal periods and as a result it has limited funds and liquidity with which to operate. The Company’s operating plans will require additional funds. Additional funds may be obtained in the form of debt or equity financings. During the balance of fiscal 2012, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Employment Agreement
In June 2010, the Company entered into a three-year employment agreement with Dr. Robertson to serve as President and Chief Executive Officer. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during the previous fiscal quarter.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Facility Leases
As a result of the Merger, the Company is committed pursuant to an operating lease on 3,747 square feet of office space in Las Vegas, Nevada providing for current monthly payments of $7,494 through lease termination in March 2012. In August 2011 the Company sublet the space on a month-to-month basis for up to the term of the main lease at a rate of $2,000 per month. Assuming the sublease does not extend beyond December 2011 the total future commitment pursuant to this lease is $38,964.

INDEX TO EXHIBITS
Exhibit Number	Description
2.1	Original Letter Agreement dated October 13, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report Form 8-K dated October 19, 2010).
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
10.1
Sublease dated as of October 11, 2007 between ASI Capital Corporation and Joseph L. Lamarca and Jerry E. Polis (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on November 9, 2007 and incorporated herein by reference).

10.2
Letter Agreement dated October 13, 2010 regarding sale of parcels and exhibit thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2010 and incorporated herein by reference).

10.3
Letter dated October 20, 2010 confirming amendment to Original Letter Agreement dated October 13, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 26, 2010 and incorporated herein by reference).

10.4
Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

10.5
Sanlam Health Addendum to Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010  (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

10.6
Letter Agreement dated April 18, 2011 regarding the extending and amending of the Standard Sublease entered into on April 12, 2010 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 20, 2011 and incorporated herein by reference).

10.7
Form of Promissory Note Extension Agreements due September 30, 2011 with interest rates of 10% to 18% between the Company and five creditors dated June 30, 2011 for an aggregate principal amount of $357,500 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference).

10.8
Form of Promissory Note Extension Agreements due September 30, 2011 with an interest rate of 5% between the Company and two director consultants dated June 30, 2011 for an aggregate principal amount of $243,175 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference).

10.9
Standard Sublease executed August 1, 2011, and dated for reference purposes only July 28, 2011
(previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011 and incorporated herein by reference).

10.10
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated August 15, 2011
(previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2011 and incorporated herein by reference).

10.11
Software License Agreement between Robertson Technologies Licensing, LLC and Sanlam Health effective September 12, 2011 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2011 and incorporated herein by reference).

10.12
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated September 9, 2011 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2011 and incorporated herein by reference).

10.13
Software License Agreement between Robertson Technologies Licensing, LLC and Telemedicine Africa (Pty) Ltd effective September 29, 2011  (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.14
Form of Promissory Note Extension Agreements due December 31, 2011 with interest rates of 10% to 18% between the Company and three creditors dated September 29, 2011 for an aggregate principal amount of $237,500 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.15
Form of Promissory Note Extension Agreements due December 31, 2011 with an interest rate of 5% between the Company and two director consultants dated September 29, 2011 for an aggregate principal amount of $243,175 (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

21.1	Subsidiaries (previously filed as Exhibit 21.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference).
23.1*	Consent of Silberstein Ungar, PLLC.
31.1*	Certification of Joel C. Robertson pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Melissa A. Seeger pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

* Filed herewith.
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

Date:  December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel C. Robertson	Chairman, President and	December 29, 2011
Joel C. Robertson	Chief Executive Officer
(Principal Executive Officer)

/s/ Melissa A. Seeger	Chief Financial Officer,	December 29, 2011
Melissa A. Seeger	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Gerald L. Ehrens	Director	December 29, 2011
Gerald L. Ehrens

/s/ Peter J. Perkinson	Director	December 29, 2011
Peter J. Perkinson