Form 10-Q
period 2011-12-31
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2012-02-09
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2011
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

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                                                                    12,352,187
(Class)                                                                           (Outstanding at February 7, 2012)

Robertson Global Health Solutions Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	December 31, 2011	September 30, 2011
ASSETS	(unaudited)	(unaudited)
Current assets
Cash	$705	$90,585
Accounts receivable	16,667	41,500
Accounts receivable - related parties	68,691	47,031
Prepaid and other	21,402	35,663
Total current assets	107,465	214,779

Property and equipment, net	7,337	8,487

Total assets	$114,802	$223,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,038,551	$978,152
Accrued liabilities	799,408	672,088
Deferred revenue	48,167	31,500
Stockholder advances	35,000	-
Notes payable related parties - net	872,099	852,813
Notes payable other - net	528,742	531,018
Current portion of facility exit liability	16,299	32,329
Current portion bank term note	54,167	50,000
Total current liabilities	3,392,433	3,147,900

Long-term debt
Bank term note	124,994	137,495
Total long-term debt	124,994	137,495

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 12,352,187 shares issued and outstanding	12,352	12,352
Paid-in capital	13,862,760	13,801,666
Deficit accumulated during development stage	(17,277,737)	(16,876,147)
Total stockholders' deficit	(3,402,625)	(3,062,129)

Total liabilities and stockholders' deficit	$114,802	$223,266

See accompanying notes to the consolidated financial statements.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		April 11, 2005 (date of inception) to December 31,
	2011	2010	2011

Revenues
Contract fees	$-	$-	$143,000
Contract fees - related party	-	-	207,416
Total revenues	-	-	350,416

Operating expenses
Cost of revenues	-	-	139,536
Product and content development	105,962	242,148	6,654,271
Selling, general and administrative	268,425	610,621	8,825,130
Impairment expense on real estate held for sale	-	-	1,548,375
Total operating expenses	374,387	852,769	17,167,312
Operating loss	(374,387)	(852,769)	(16,816,896)

Other income (expense)
Unrealized gain on derivative revaluation	-	-	17,279
Interest and other income	4,060	11,975	352,684
Other expenses	-	(2,878)	(97,236)
Interest expense	(31,263)	(37,903)	(733,568)
Total other income (expense)	(27,203)	(28,806)	(460,841)

Net loss	$(401,590)	$(881,575)	$(17,277,737)

Loss per share (basic)	$(0.03)	$(0.08)	$(1.66)

Weighted average number of common shares outstanding	12,352,187	11,543,369	10,391,951

See accompanying notes to the consolidated financial statements.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,		April 11, 2005 (date of inception) to December 31,
	2011	2010	2011

Operating activities
Net loss	$(401,590)	$(881,575)	$(17,277,737)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	486	551	44,530
Amortization of deferred rent and facility exit liability	(16,030)	(7,153)	(81,314)
Adjustment of accrued facility exit liability	-	-	31,038
Unrealized gain on derivative revaluation	-	-	(17,279)
Impairment expense	-	-	1,548,375
(Gain) loss on sale of assets	(60)	2,878	2,818
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	-	9,099	128,413
Beneficial conversion of convertible debt	-	-	89,048
Value of warrants issued for note guarantee	-	-	16,384
Stock based compensation	61,094	210,289	1,026,049
Changes in:
Accounts receivable	24,833	-	(16,667)
Accounts receivable - related parties	(21,660)	(5,205)	(63,091)
Prepaid and other	14,261	8,125	(14,125)
Accounts payable and accrued expenses	188,444	173,345	4,201,866
Deposits	-	-	(3,747)
Deferred revenue	16,667	-	48,167
Accrued interest	25,627	19,456	335,778
Net cash used by operating activities	(107,928)	(470,190)	(10,263,582)
Investing activities
Purchase of property and equipment	-	(2,178)	(52,209)
Proceeds from sale of assets	-	449,939	843,747
Cash received in merger transaction	-	-	243,296
Net cash provided by investing activities	-	447,761	1,034,834
Financing activities
Net change in stockholder advances	35,000	-	185,000
Sale of common stock	-	-	8,532,500
Sale of warrants	-	118,917	178,375
Repurchase of common stock	-	-	(372,000)
Proceeds from exercise of warrants	-	-	75,000
Payment of fractional shares	-	-	(4,321)
Proceeds from exercise of stock options	-	-	1,800
Proceeds from issuance of debt	-	-	1,195,416
Repayment of debt	(16,952)	(97,481)	(562,317)
Net cash provided by financing activities	18,048	21,436	9,229,453
Net increase (decrease) in cash	(89,880)	(993)	705
Cash, beginning of period	90,585	40,976	-
Cash, end of period	$705	$39,983	$705

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$5,636	$9,348	$188,170
Transfers of liabilities from affiliate for costs incurred	$-	$-	$824,053
Derivative liability recorded for warrants	$-	$-	$17,279
Issuance of debt in redemption of accrued liabilities	$-	$90,265	$806,005
Repayment of advances from proceeds from sale of assets	$-	$150,000	$150,000
Issuance of stock on conversion of debt	$-	$-	$741,215
Non-cash payment on accounts payable	$725	$-	$725

See accompanying notes to the consolidated financial statements.

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

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to December 31, 2011, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $17,277,737. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The interim consolidated financial statements have been prepared by management in accordance with GAAP for interim financial statements. Accordingly, certain information normally included in financial statements prepared in accordance with GAAP has been omitted. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2011, from which the balance sheet data as of that date was derived.

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at December 31, 2011, and its results of operations and cash flows for all periods presented.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At December 31, 2011 and 2010, a total of 1,786,614 and 1,652,119, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	December 31,	September 30,
	2011	2011
Computer hardware	$30,775	$31,546
Vehicle	22,478	22,478
	53,253	54,024
Accumulated depreciation	(45,916)	(45,537)
Property and equipment, net	$7,337	$8,487

4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	December 31,	September 30,
	2011	2011
Accounts payable
Payable to unrelated parties	$507,833	$436,632
Payable to affiliate RRI for contract
services (see Note 8)	497,708	511,520
Payable to related parties	33,010	30,000
Total accounts payable	$1,038,551	$978,152

Accrued liabilities
Accrued wages and vacation	$461,800	$348,133
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	197,608	183,955
Total accrued liabilities	$799,408	$672,088

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

The following table summarizes facility exit liability activity for the three months ended December 31, 2011:

Accrual balance at September 30, 2011	$32,329
Accretion expense	452
Payment - net	(16,482)
Accrual balance at December 31, 2011	$16,299

In the accompanying statement of operations, the expense for accrual corrections are included in other expenses, and all other facility exit costs and related accretion expense are included in selling, general and administrative expenses.

6. Notes Payable
Notes payable consist of the following:

	December 31,	September 30,
	2011	2011
Notes payable - stockholders
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due December 31, 2011. Includes accrued interest of $156,468 and $147,911, respectively. These notes are currently in default.	$363,968	$355,411

Unsecured notes payable to stockholders with interest at 10% with principal and interest due December 31, 2011. Includes accrued interest of $14,367 and $13,611, respectively. These notes are currently in default.	44,367	43,611

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum due December 31, 2011. Includes accrued interest of $19,387 and $16,322, respectively. These notes are currently in default.	262,562	259,497

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $19,462 and $17,445, respectively.	69,462	67,445

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum was due on December 15, 2011. This note is currently in default with the default interest rate being 18%. Includes accrued interest of $6,740 and $1,849, respectively.	131,740	126,849

Total notes payable - directors and stockholders (current)	$872,099	$852,813

Notes payable - other current
Unsecured installment note, at 5% compounded monthly, due on demand not later than June 1, 2012. Secured by company assets. Includes accrued interest of $16,911 and $10,569, respectively.	$520,124	$513,782

Installment debt payable with interest at 11.24% per annum, with monthly installments of $3,026, due March 2012. Includes accrued interest of $0. Secured by gross unearned premiums and loss payments on the insurance policy financed.	8,618	17,236

Total notes payable - other current	$528,742	$531,018

Notes payable - other long-term
Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167 plus interest. Note is guaranteed by the Company's CEO. Includes accrued interest of $0 and $0, respectively	$179,161	$187,495

Less: Long-term portion of bank term note	(124,994)	(137,495)

Notes payable - other (current portion)	$54,167	$50,000

7. Stock Options and Stock Purchase Warrants

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

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Three Months Ended December 31,
	2011	2010
Volatility	117%	71%
Risk-free interest rate	1.00%	1.67%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	5	5
Weighted average fair value of options granted	$1.22	$1.30

Since the Company’s stock was not actively traded and the merger changed the nature of the Company’s business, for the prior fiscal year management estimated expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for the peer companies. In the current fiscal year the Company commenced using its historical volatility to estimate expected volatility. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is because the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and almost no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods — Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was derived from the Company’s historical employee data and its estimates of the likely future actions of option holders. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded $61,094 and $210,289 of stock compensation expense for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, total estimated compensation cost of options granted but not yet vested was approximately $202,000 and is expected to be recognized over the weighted average period of 1.0 years.

The following table summarizes stock option activity for the three months ended December 31, 2011:

	December 31, 2011
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic	Average
		Exercise	Value	Life
	Shares	Price	(2)	(Years)
Outstanding beginning of period	774,576	$3.33
Granted	5,000	$1.50
Exercised	-
Cancelled	(5,003)	$6.75
Outstanding end of period (1)	774,573	$3.30	-	3.8
Options exercisable at end of period	516,616	$3.16	-	3.7

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2011 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on December 31, 2011 of $1.50 per share.

Warrants

There was no warrant activity for the three months ended December 31, 2011. At December 31, 2011, the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants (1)	51,041	$2.50	May 28, 2013
Warrants (2)	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

(1) A total of 32,141 of these warrants are held by directors.
(2) These 100,000 warrants are held by the Company’s Chief Executive Officer.

8. Related Party Transactions

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

During the three months ended December 31, 2011 and 2010 the Company incurred costs billed by RRI totaling $17,432 and $57,684 detailed as follows:

	Three Months Ended December 31,
	2011	2010

Computer and software	$-	$1,264
Dues and subscriptions	1,078	277
Interest	2,659	1,842
Marketing	-	213
Supplies	385	2,773
Telephone and communications	2,794	2,345
Travel and entertainment	7,601	45,712
Other	2,915	3,258
	$17,432	$57,684

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at December 31, 2011 are listed in Note 4.

After the merger, certain employees have been contracted on an as needed basis by Robertson Wellness, LLC (“RW”), a company owned by the Company’s CEO, Dr. Joel Robertson.  These personnel costs are allocated to RW at cost based on percentage of time spent on RW efforts.  The total amount allocated to RW during the quarter ending December 31, 2011 and 2010 was $24,701 and $5,205, respectively.

See Notes 4 and 6 for additional related party transactions and information.

9. Commitments and Contingencies

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

Facility Leases
As a result of the Merger, the Company is committed pursuant to an operating lease on 3,747 square feet of office space in Las Vegas, Nevada providing for current monthly payments of $7,494 through lease termination in March 2012. In August 2011 the Company sublet the space on a month-to-month basis for up to the term of the main lease at a rate of $2,000 per month. Assuming the sublease does not extend beyond January 2012 the total future commitment pursuant to this lease aggregated $20,482 at December 31, 2011.

In July 2010, the Company entered into a 24 month lease, commencing July 1, 2010, for approximately 5,625 square feet of improved office space with a current aggregate payment of $5,562 per month excluding utilities and costs. Future lease commitments aggregated $33,372 at December 31, 2011.

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

Overview
We license RHealth Advisor, a medical knowledge platform powering a suite of health applications, including our leading diagnostic module, for global healthcare delivery. The medical knowledge intelligence and management system, use of mathematical and statistical bases and the business process for our core software platform was invented by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), commencing in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. We believe RHealth Advisor is an advanced and powerful global healthcare solution that improves medical outcomes and is uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

Our software platform employs rich web services allowing mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge platform modules include a diagnostics module that mimics skilled clinical reasoning to determine the most possible and probable diagnosis along with the unique ability to create questions for the end user in real-time based upon previous history and as new facts and medical data are entered. We display the latest treatment options given presenting symptoms based on patient facts, health history, user skill level, geographical location, resources available and other available data. Other proprietary software modules include health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient. We have the ability to deliver an accurate diagnosis, and an actionable response allowing optimized patient adherence, early detection of treatment failure, referral to the appropriate level of care, pre-crisis intervention and real-time access to health information. Our innovative design and flexibility allows for rapid customization for a broad range of mobile and other interface hardware, varied users and tailoring for different countries, regions and languages. We believe studies in the United States, India and the Dominican Republic have verified the diagnostic accuracy of our solution compared with trained physicians and documented that physicians also improve their diagnostic accuracy using our solution. In our management’s view RHealth Advisor is ready for worldwide commercialization and we are now scaling and customizing our software for targeted large volume applications.

We are organized to generate revenue by licensing our software platform and modules generally through collaborative efforts with other organizations. License and revenue agreements with affiliated companies and collaboration partners have not yet generated significant revenue for us, but provide the foundation for RHealth Advisor’s commercialization. We expect future license fees to be (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer and/or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since inception. During the three months ended December 31, 2011 we reduced our scale of operations including a reduction in staffing levels due to a lack of financial resources. We are focusing our limited resources on supporting key customers and activities. We are also in default on ten notes with principal and interest totaling $872,099 at December 31, 2011.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the period ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, stock-based compensation, reverse acquisition accounting, facility exit liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2011. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-K for the period ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010
Revenues.  No revenues were generated during the three months ended December 31, 2011 or 2010.

Expenses.  A decrease in the product and content development costs from the quarter ending December 31, 2011 compared to the quarter ending December 31, 2010 was mainly due to decreased consulting fees, personnel costs and travel costs as a result of scaling back our activities due to a lack of financial resources. Consulting fees decreased by $85,378 due primarily to the utilization in the quarter ending December 31, 2010 of a technology consulting firm for implementation management and application design and development. There was a decrease of $35,768 in personnel costs resulting primarily from staff layoffs during the quarter ending December 31, 2011. Travel costs for product and content development decreased by $18,048 due to additional travel occurring in the quarter ending December 31, 2010 for work with collaborative partners. Product and content development costs include non-cash stock based compensation costs of  $17,771 for the quarter ending December 31, 2011 and $11,307 for the quarter ending December 31, 2010 resulting from grants of options under the 2010 Incentive Plan. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was a decrease in the selling, general and administrative costs during the three months ended December 31, 2011 compared to December 31, 2010. Selling, general and administrative costs include non-cash stock based compensation costs of $43,323 for the quarter ending December 31, 2011 and $198,982 for the quarter ending December 31, 2010 resulting from grants of options under the 2010 Incentive Plan. Consulting fees decreased by $6,750, primarily resulting from decreased SEC and management consulting work. There was a decrease of $38,368 in personnel costs resulting primarily from staff layoffs during the quarter ending December 31, 2011. Legal fees incurred during the three months ended December 31, 2011 were $90,905 less than in the same three months of 2010. During the first quarter of 2010, substantial legal work was performed in preparation of the Company’s transition report on Form 10-KT and relating to threatened litigation. A decrease in travel expenses included in selling, general and administrative costs of $23,169 was due to additional travel occurring during the quarter ending December 31, 2010 for meeting with prospective collaborative partners. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Liquidity and Capital Resources
At December 31, 2011, we had cash and equivalents of $705 compared to $90,585 at September 30, 2011. Net cash used by operating activities was $107,928 during the three months ended December 31, 2011, compared to $470,190 used by operating activities for the three months ending December 31, 2010. The current period net cash used by operating activities resulted primarily from the net loss of $401,590 reduced by $61,094 of non-cash stock-based compensation. Other changes providing cash from operating activities included a $188,444 increase in accounts payable and accrued expenses, an increase of $16,667 in deferred revenue, and a $25,627 increase in accrued interest. Until the company generates revenues, we expect continued cash operating deficits.

Cash in the amount of $35,000 was received from stockholder advances during the quarter ending December 31, 2011. Subsequent to December 31, 2011 to the date of this report we have received stockholder advances and investments of $45,000.

Subsequent to December 31, 2011 to the date of this report we have received cash from the issuance of debt of $140,000.

Our principal source of liquidity at December 31, 2011 consisted of cash and equivalents of $705. We have no other sources of unused liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $1,500,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,221,673 currently in default or due in the next twelve months that we must refinance, restructure or obtain additional funding to repay. Should any note holder pursue default remedies, such actions could have an adverse impact on our operations and our ability to obtain future financing. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to further curtail or scale back operations. Failure to obtain sufficient capital will have a material adverse affect on our Company.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2011, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended September 30, 2011, continues to manifest as a weakness in our disclosure controls and procedures at December 31, 2011.  Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors. Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, we did not maintain effective disclosure controls and procedures.

(b) Changes in internal controls over financial reporting.
There have been no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

Item 3. Defaults Upon Senior Securities

The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $70,338.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $207,500. The notes matured on December 31, 2011. The notes bear interest from 10% to 18%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $367,689.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $243,175. The notes matured on December 31, 2011. The notes bear interest at 5%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $263,895.

The Company is in default of its repayment obligation on a promissory note to a stockholder in the original principal amount of $30,000. The note matured on December 31, 2011. The note bears interest at 10%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $44,696.

The Company is in default of its repayment obligation on promissory notes to the Company’s CEO in the original principal amount of $125,000. The notes matured on December 15, 2011. The notes bore interest at 15% prior to maturity and bear interest at 18% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $134,205.

Item 4. Mine Safety Disclosures

Not applicable

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

Robertson Global Health Solutions Corporation

Date: February 9, 2012	By:	/s/ Melissa A. Seeger
Melissa A. Seeger
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)