Form 10-Q
period 2012-03-31
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2012-05-09
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012
Commission File Number 0-6428

Robertson Global Health Solutions Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0105586 (IRS Employer Identification No.)

3555 Pierce Rd., Saginaw, Michigan (Address of principal executive offices)	48604 (Zip Code)

(989) 799-8720
(Issuer's telephone number)

4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan 48603
(Former name, former address and formal fiscal year, if changed since last report)

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
Non-accelerated filer                [  ] (Do not check if a smaller reporting company)                                                                                     Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                                                                                                           12,732,187
                                       (Class)                                                                                                               (Outstanding at May 8, 2012)

Robertson Global Health Solutions Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets
	March 31,	September 30,
	2012	2011
ASSETS	(unaudited)	(unaudited)
Current assets
Cash	$8,903	$90,585
Accounts receivable	10,378	41,500
Accounts receivable - related parties	88,952	47,031
Prepaid and other	10,209	35,663
Total current assets	118,442	214,779

Property and equipment, net	8,202	8,487

Total assets	$126,644	$223,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,053,590	$978,152
Accrued liabilities	721,471	672,088
Deferred revenue	48,167	31,500
Notes payable related parties - net	1,035,630	852,813
Notes payable other - net	548,036	531,018
Current portion of facility exit liability	-	32,329
Current portion bank term note	50,000	50,000
Total current liabilities	3,456,894	3,147,900

Long-term debt
Bank term note	112,493	137,495
Total long-term debt	112,493	137,495

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 12,732,187 and 12,352,187 shares issued and outstanding, respectively	12,732	12,352
Paid-in capital	14,098,495	13,801,666
Deficit accumulated during development stage	(17,553,970)	(16,876,147)
Total stockholders' deficit	(3,442,743)	(3,062,129)

Total liabilities and stockholders' deficit	$126,644	$223,266

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					April 11, 2005
					(date of
	Three Months Ended		Six Months Ended		inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues
Contract fees	$-	$-	$-	$-	$143,000
Contract fees - related party	-	-	-	-	207,416
Total revenues	-	-	-	-	350,416

Operating expenses
Cost of revenues	-	-	-	-	139,536
Product and content development	55,156	209,809	161,118	451,957	6,709,427
Selling, general and administrative	191,779	571,812	460,204	1,182,433	9,016,909
Impairment expense on real estate held for sale	-	-	-	-	1,548,375
Total operating expenses	246,935	781,621	621,322	1,634,390	17,414,247
Operating loss	(246,935)	(781,621)	(621,322)	(1,634,390)	(17,063,831)

Other income (expense)
Unrealized gain on derivative revaluation	-	-	-	-	17,279
Interest and other income	8,000	11,241	12,060	23,216	360,684
Other expenses	-	(16,017)	-	(18,895)	(97,236)
Interest expense	(37,298)	(37,969)	(68,561)	(75,872)	(770,866)
Total other income (expense)	(29,298)	(42,745)	(56,501)	(71,551)	(490,139)

Net loss	$(276,233)	$(824,366)	$(677,823)	$(1,705,941)	$(17,553,970)

Loss per share (basic)	$(0.02)	$(0.07)	$(0.05)	$(0.15)	$(1.68)

Weighted average number of common shares outstanding	12,368,890	11,583,675	12,360,493	11,563,300	10,462,612

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			April 11, 2005
			(date of
	Six Months Ended		inception) to
	March 31		March 31,
	2012	2011	2012

Operating activities
Net loss	$(677,823)	$(1,705,941)	$(17,553,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	967	875	45,011
Amortization of deferred rent and facility exit liability	(32,329)	(20,545)	(97,613)
Adjustment of accrued facility exit liability	-	16,017	31,038
Unrealized gain on derivative revaluation	-	-	(17,279)
Impairment expense	-	-	1,548,375
(Gain) loss on sale of assets	(60)	2,878	2,818
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	-	18,000	128,413
Beneficial conversion of convertible debt	-	-	89,048
Value of warrants issued for note guarantee	-	-	16,384
Stock based compensation	107,209	457,596	1,072,164
Changes in:
Accounts receivable	31,122	-	(10,378)
Accounts receivable - related parties	(41,921)	(9,996)	(83,352)
Prepaid and other	25,454	16,250	(2,932)
Accounts payable and accrued expenses	151,513	368,305	4,164,935
Deposits	-	-	(3,747)
Deferred revenue	16,667	-	48,167
Accrued interest	55,431	39,661	365,582
Net cash used by operating activities	(363,770)	(816,900)	(10,519,424)
Investing activities
Purchase of property and equipment	(1,346)	(4,663)	(53,555)
Proceeds from sale of assets	-	543,747	843,747
Cash received in merger transaction	-	-	243,296
Net cash provided (used) by investing activities	(1,346)	539,084	1,033,488
Financing activities
Net change in stockholder advances	-	50,000	150,000
Sale of common stock	190,000	210,000	8,722,500
Sale of warrants	-	178,375	178,375
Repurchase of common stock	-	-	(372,000)
Proceeds from exercise of warrants	-	-	75,000
Payment of fractional shares	-	-	(4,321)
Proceeds from exercise of stock options	-	-	1,800
Proceeds from issuance of debt	140,000	-	1,335,416
Repayment of debt	(46,566)	(145,432)	(591,931)
Net cash provided by financing activities	283,434	292,943	9,494,839
Net increase (decrease) in cash	(81,682)	15,127	8,903
Cash, beginning of period	90,585	40,976	-
Cash, end of period	$8,903	$56,103	$8,903

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$13,130	$18,211	$195,664
Transfers of liabilities from affiliate for costs incurred	$-	$-	$824,053
Derivative liability recorded for warrants	$-	$-	$17,279
Issuance of debt in redemption of accrued liabilities	$-	$137,188	$806,005
Issuance of debt in redemption of accounts payable	$25,967	$-	$25,967
Repayment of advances from proceeds from sale of assets	$-	$150,000	$150,000
Issuance of stock on conversion of debt	$-	$-	$741,215
Non-cash payment on accounts payable	$725	$-	$725

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

Description of Business
The Company has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications, including its leading diagnostic application, for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by NxOpinion’s founder and the Company’s CEO, Dr. Joel Robertson (“Dr. Robertson”) in 2002. The software uses rich web services allowing the use of mobile technology, personal computer and web interfaces to deliver a powerful suite of healthcare applications. RHealth Advisor’s medical knowledge applications include electronic health records, health tips, reference guide and diagnostic pre-screening that determines the probability of what condition may be afflicting a patient. In addition, RHealth Advisor provides the latest treatment options and referral to the appropriate level of care given presenting symptoms based on patient facts, health history, user skill level, geographical location, available resources and other available data. RHealth Advisor’s innovative design and flexibility allows for rapid customization for varied users, including healthcare workers, consumers, nurses, physicians and other health care providers, as well as tailoring for different countries, regions and languages. Recent pilot and development collaborations and discussions with healthcare technology leaders have demonstrated, in management’s view, that RHealth Advisor is ready for scaling for commercialization. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to March 31, 2012, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $17,553,970. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at March 31, 2012, and its results of operations and cash flows for all periods presented.

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

The consolidated financial statements include the accounts of RGHS (formerly ASI) and its wholly-owned subsidiaries. Subsidiaries of RGHS include Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (“RTL”, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (“ASI Capital”, a wholly-owned subsidiary that previously operated certain leased property) and ASI Land Holdings, Inc. (“ASI Land”, a wholly-owned subsidiary which previously held certain real estate). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At March 31, 2012 and 2011, a total of 1,786,614 and 1,697,217, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	March 31,	September 30,
	2012	2011
Computer hardware	$32,121	$31,546
Vehicle	22,478	22,478
	54,599	54,024
Accumulated depreciation	(46,397)	(45,537)
Property and equipment, net	$8,202	$8,487

4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	March 31,	September 30,
	2012	2011
Accounts payable
Payable to unrelated parties	$525,191	$436,632
Payable to affiliate RRI for contract services (see Note 8)	495,399	511,520
Payable to related parties	33,000	30,000
Total accounts payable	$1,053,590	$978,152

Accrued liabilities
Accrued wages and vacation	$492,003	$348,133
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	89,468	183,955
Total accrued liabilities	$721,471	$672,088

5. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. In June 2010, the Company entered into a sublease on the 3,747 feet of improved office space. The landlord granted a 50% rent concession for the six months ending December 2009, a 25% concession for the twelve months ending December 2010, and a 17% concession for the 10 months ending March 2012.

The following table summarizes facility exit liability activity for the six months ended March 31, 2012:

Accrual balance at September 30, 2011	$32,329
Accretion expense	635
Payment - net	(32,964)
Accrual balance at March 31, 2012	$-

In the accompanying statement of operations, the expense for accrual corrections are included in other expenses, and all other facility exit costs and related accretion expense are included in selling, general and administrative expenses.

6. Notes Payable
Notes payable consist of the following:

	March 31,	September 30,
	2012	2011
Notes payable - related parties
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due December 31, 2011. Includes accrued interest of $164,933 and $147,911, respectively. These notes are currently in default.	$372,433	$355,411

Unsecured notes payable to stockholders with interest at 10% with principal and interest due December 31, 2011. Includes accrued interest of $15,115 and $13,611, respectively. These notes are currently in default.	45,115	43,611

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum due December 31, 2011. Includes accrued interest of $22,419 and $16,322, respectively. These notes are currently in default.	265,594	259,497

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $21,456 and $17,445, respectively.	71,456	67,445

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum was due on December 15, 2011. This note is currently in default with the default interest rate being 18%. Includes accrued interest of $12,350 and $1,849, respectively.	137,350	126,849

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum due on June 30, 2012. Includes accrued interest of $3,682 and $0, respectively.	143,682	-

Total notes payable - related parties (current)	$1,035,630	$852,813

Notes payable - other current
Installment note, at 5% compounded monthly, due on demand not later than June 1, 2012. Secured by company assets. Includes accrued interest of $23,184 and $10,569, respectively.	$526,397	$513,782

Unsecured installment debt payable with monthly installments of $2,164, due February 2013 and no interest accruing.	21,639	-

Installment debt payable with interest at 11.24% per annum, with monthly installments of $3,026, due March 2012. Includes accrued interest of $0. Secured by gross unearned premiums and loss payments on the insurance policy financed.	-	17,236

Total notes payable - other current	$548,036	$531,018

Notes payable - long-term
Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167 plus interest. Note is guaranteed by the Company's CEO. Includes accrued interest of $0.	$162,493	$187,495

Less: Long-term portion of bank term note	(112,493)	(137,495)

Notes payable (current portion)	$50,000	$50,000

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

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Six Months Ended
	March 31,
	2012	2011
Volatility	117%	71%
Risk-free interest rate	1.00%	1.67%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	5	5
Weighted average fair value of options granted	$1.22	$1.30

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

The Company recorded $107,209 and $457,596 of stock compensation expense for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, total estimated compensation cost of options granted but not yet vested was approximately $123,000 and is expected to be recognized over the weighted average period of 0.85 years.

The following table summarizes stock option activity for the six months ended March 31, 2012:

	March 31, 2012
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic	Average
		Exercise	Value	Life
	Shares	Price	(2)	(Years)

Outstanding beginning of period	774,576	$3.33
Granted	5,000	$1.50
Exercised	-
Cancelled	(5,003)	$6.75
Outstanding end of period (1)	774,573	$3.30	-	3.5
Options exercisable at end of period	516,616	$3.16	-	3.5

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2013 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on March 31, 2012 of $0.40 per share.

Warrants

There was no warrant activity for the six months ended March 31, 2012. At March 31, 2012, the Company had the following warrants outstanding:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants (1)	51,041	$2.50	May 28, 2013
Warrants (2)	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

(1)	A total of 32,141 of these warrants are held by directors.
(2)	These 100,000 warrants are held by the Company’s Chief Executive Officer.

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

During the six months ended March 31, 2012 and 2011 the Company incurred costs billed by RRI totaling $27,822 and $80,305 detailed as follows:

	Six Months Ended
	March 31,
	2012	2011

Computer and software	$225	$4,131
Dues and subscriptions	2,017	-
Interest	5,337	3,853
Marketing	-	874
Personnel and benefits	-	77
Supplies	1,064	-
Telephone and communications	4,597	3,957
Travel and entertainment	9,436	53,754
Other	5,146	13,659
	$27,822	$80,305

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at March 31, 2012 are listed in Note 4.

After the merger, certain employees have been contracted on an as needed basis by Robertson Wellness, LLC (“RW”), a company owned by the Company’s CEO, Dr. Joel Robertson.  These personnel costs are allocated to RW at cost based on percentage of time spent on RW efforts.  The total amount allocated to RW during the six months ending March 31, 2012 and 2011 was $44,698 and $10,348, respectively. Amounts receivable from RW at March 31, 2012 and September 30, 2011 were $88,419 and $47,031, respectively.

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

Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since inception. During the six months ended March 31, 2012 we reduced our scale of operations including a reduction in staffing levels due to a lack of financial resources. We are focusing our limited resources on supporting key customers and activities. We are also in default on ten notes with principal and interest totaling $891,948 at March 31, 2012.

Management continues to pursue licensing opportunities for its products and seeks to obtain additional development capital to finance its operations until such time as they can be fully supported by revenues. The Company is currently taking steps to obtain patent protection for certain business methods that we have developed.  We believe that these efforts will support both our commercialization efforts and efforts to secure additional sources of development capital. Despite these efforts, there can be no assurance additional funds will be available. The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, stock-based compensation, reverse acquisition accounting, facility exit liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended March 31, 2012. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-K for the period ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Revenues.  No revenues were generated during the three months ended March 31, 2012 or 2011.

Expenses.  A decrease in the product and content development costs during the quarter ending March 31, 2012 compared to the quarter ending March 31, 2011 was mainly due to decreased consulting fees, personnel costs and travel costs as a result of scaling back activities due to a lack of financial resources. Consulting fees decreased by $58,895 due primarily to the utilization in the quarter ending March 31, 2011 of a technology consulting firm for implementation management and application design and development. There was a decrease of $88,049 in personnel costs resulting primarily from staff layoffs during the quarter ending March 31, 2012. Travel costs for product and content development decreased by $2,892 due to additional travel occurring in the quarter ending March 31, 2011 for work with collaborative partners. Product and content development costs include non-cash stock based compensation costs of  $11,317 for the quarter ending March 31, 2012 and $18,080 for the quarter ending March 31, 2011 resulting from grants of options under the 2010 Incentive Plan. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was a decrease in the selling, general and administrative costs during the three months ended March 31, 2012 compared to March 31, 2011. Selling, general and administrative costs include non-cash stock based compensation costs of $34,798 for the quarter ending March 31, 2012 and $229,227 for the quarter ending March 31, 2011 resulting from grants of options under the 2010 Incentive Plan. Consulting fees decreased by $8,375, primarily resulting from decreased SEC and management consulting work. There was a decrease of $98,741 in personnel costs resulting primarily from staff layoffs during the quarter ending March 31, 2012. Legal fees incurred during the three months ended March 31, 2012 were $45,898 less than in the same three months of 2011. During the second fiscal quarter of 2011, substantial legal work was performed relating to threatened litigation. A decrease in shareholder costs included in selling, general and administrative costs of $13,494 was due primarily to additional costs relating to the Merger transaction which occurred during the quarter ending March 31, 2011. A decrease in insurance costs of $6,263 is due primarily to the cancellation of an officer’s life insurance policy. Finally, a decrease in facility exit costs of $5,050 is primarily due to additional rent concessions granted by the lessor during the quarter ending March 31, 2012. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

Revenues.  No revenues were generated during the six months ended March 31, 2012 or 2011.

Expenses.  A decrease in the product and content development costs during the six months ending March 31, 2012 compared to the six months ending March 31, 2011 were mainly due to decreases in personnel costs, travel expenses and consulting fees as a result of scaling back our activities due to a lack of financial resources.  A decrease of $123,817 in personnel costs resulted primarily from staff layoffs during the six months ending March 31, 2012. A decrease of $18,824 in travel costs resulted from additional travel for work with collaborative partners during the six months ending March 31, 2011.  Consulting fees decreased by $144,273 due primarily to the utilization in 2011 of a technology consulting firm for implementation management and application design and development. Product and content development costs can vary significantly from period to period based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was a decrease in the selling, general and administrative costs during the six months ended March 31, 2012 compared to March 31, 2011.  Costs included non-cash stock-based compensation costs of $78,121 for the six months ending March 31, 2012 and $428,209 for the six months ending March 31, 2011. Legal fees incurred during the six months ended March 31, 2012 were $136,803 less than in the same six months of 2011.  During fiscal year 2011, substantial legal work was performed on the Company’s transition report on Form 10-KT and relating to threatened litigation.  Consulting fees decreased $15,125, primarily resulting from additional SEC and management consulting work performed during fiscal year 2011.  During the six months ending March 31, 2011, $15,000 of factoring fees were paid and expensed.  There were no comparable factoring fees during the period ending March 31, 2012. A decrease in shareholder costs included in selling, general and administrative costs of $13,502 was due primarily to additional costs relating to the Merger transaction which occurred during the six months ending March 31, 2011. A decrease of $23,405 resulted from additional travel for meeting with prospective collaborative partners during fiscal year 2011.  There was a decrease of $137,108 in personnel costs resulting primarily from staff layoffs during the six months ending March 31, 2012.  A decrease in insurance costs of $8,921 is due primarily to the cancellation of an officer’s life insurance policy.  Finally, a decrease in facility exit costs of $11,075 is primarily due to additional rent concessions granted by the lessor during the six months ending March 31, 2012. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Liquidity and Capital Resources
At March 31, 2012, we had cash and equivalents of $8,903 compared to $90,585 at September 30, 2011. Net cash used by operating activities was $363,770 during the six months ended March 31, 2012, compared to $816,900 used by operating activities for the six months ending March 31, 2011. The current period net cash used by operating activities resulted primarily from the net loss of $677,823 reduced by $107,209 of non-cash stock-based compensation. Other changes providing cash from operating activities included a $151,513 increase in accounts payable and accrued expenses, an increase of $16,667 in deferred revenue, and a $55,431 increase in accrued interest. Until the company generates revenues, we expect continued cash operating deficits.

Cash in the amount of $190,000 was received from the sale of stock during the six months ending March 31, 2012.  Also during the current period we received cash from the issuance of debt of $140,000. The proceeds from these sources were used for operating expenses during the period.

Our principal source of liquidity at March 31, 2012 consisted of cash and equivalents of $8,903. We have no other sources of unused liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $1,500,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,370,527 currently in default or due in the next twelve months that we must refinance, restructure or obtain additional funding to repay. Should any note holder pursue default remedies, such actions could have an adverse impact on our operations and our ability to obtain future financing. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to further curtail or scale back operations. Failure to obtain sufficient capital will have a material adverse affect on our Company.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures
We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2012, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended September 30, 2011, continues to manifest as a weakness in our disclosure controls and procedures at March 31, 2012.  Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors. Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, we did not maintain effective disclosure controls and procedures.

(b) Changes in internal controls over financial reporting.
There have been no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The following shares of common stock were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

●
On March 27, 2012 we issued 150,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $75,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

●
On March 27, 2012 we issued 230,000 shares of common stock at a purchase price of $0.50 per share for gross proceeds of $115,000. The shares were issued to a selected accredited investor upon the exemption provided by Rule 506 of Regulation D thereunder, and to a foreign investor in sales outside the United States in accordance with Regulation S thereunder. No commissions were paid and a restrictive legend was placed on the shares issued.

(b)	none
(c)	none

Item 3. Defaults Upon Senior Securities

The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $72,311.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $207,500. The notes matured on December 31, 2011. The notes bear interest from 10% to 18%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $376,060.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $243,175. The notes matured on December 31, 2011. The notes bear interest at 5%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $266,893.

The Company is in default of its repayment obligation on a promissory note to a stockholder in the original principal amount of $30,000. The note matured on December 31, 2011. The note bears interest at 10%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $45,436.

The Company is in default of its repayment obligation on promissory notes to a company owned by the Company’s CEO in the original principal amount of $125,000. The notes matured on December 15, 2011. The notes bore interest at 15% prior to maturity and bear interest at 18% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $139,753.

Item 4. Not Applicable

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
10.1
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated January 26, 2012 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2012 and incorporated herein by reference).

10.2
Promissory Note delivered to Beltway One Development Group LLC dated March 27, 2012 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2012 and incorporated herein by reference).

10.3
Lease Termination Agreement between ASI Capital Corporation, Robertson Global Health Solutions Corporation and Beltway One Development Group LLC dated March 26, 2012 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 29, 2012 and incorporated herein by reference).

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

Robertson Global Health Solutions Corporation

Date: May 9, 2012	By:	/s/ Melissa A. Seeger Melissa A. Seeger Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)