Form 10-Q
period 2012-06-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2012-08-09
CIK 7951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012
Commission File Number 0-6428

Robertson Global Health Solutions Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3555 Pierce Rd., Saginaw, Michigan	48604
(Address of principal executive offices)	(Zip Code)

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
Non-accelerated filer     [  ] (Do not check if a smaller reporting company)                                                                                                                                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	12,932,187
(Class)	(Outstanding at August 8, 2012)

Robertson Global Health Solutions Corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

	June 30, 2012 (unaudited)	September 30, 2011 (unaudited)
ASSETS
Current assets
Cash	$21,483	$90,585
Accounts receivable	6,378	41,500
Accounts receivable - related parties	93,694	47,031
Prepaid and other	57,703	35,663
Total current assets	179,258	214,779

Property and equipment, net	7,674	8,487

Total assets	$186,932	$223,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,090,316	$978,152
Accrued liabilities	809,641	672,088
Deferred revenue	48,167	31,500
Stockholder advances	20,000	-
Notes payable related parties - net	1,060,713	852,813
Notes payable other - net	575,117	531,018
Current portion of facility exit liability	-	32,329
Current portion bank term note	54,167	50,000
Total current liabilities	3,658,121	3,147,900

Long-term debt
Bank term note	99,992	137,495
Total long-term debt	99,992	137,495

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 12,932,187 and 12,352,187 shares issued and outstanding, respectively	12,932	12,352
Paid-in capital	14,244,410	13,801,666
Deficit accumulated during development stage	(17,828,523)	(16,876,147)
Total stockholders' deficit	(3,571,181)	(3,062,129)

Total liabilities and stockholders' deficit	$186,932	$223,266

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		April 11, 2005 (date of inception) to June 30,
	2012	2011	2012	2011	2012

Revenues
Contract fees	$-	$-	$-	$-	$143,000
Contract fees - related party	-	207,416	-	207,416	207,416
Total revenues	-	207,416	-	207,416	350,416

Operating expenses
Cost of revenues	-	-	-	-	139,536
Product and content development	47,162	240,952	208,280	692,909	6,756,589
Selling, general and administrative	188,072	394,361	648,276	1,576,794	9,204,981
Impairment expense on real estate held for sale	-	-	-	-	1,548,375
Total operating expenses	235,234	635,313	856,556	2,269,703	17,649,481
Operating loss	(235,234)	(427,897)	(856,556)	(2,062,287)	(17,299,065)

Other income (expense)
Unrealized gain on derivative revaluation	-	-	-	-	17,279
Interest and other income	-	9,334	12,060	32,550	360,684
Other expenses	-	(485)	-	(19,380)	(97,236)
Interest expense	(39,319)	(39,948)	(107,880)	(115,820)	(810,185)
Total other income (expense)	(39,319)	(31,099)	(95,820)	(102,650)	(529,458)

Net loss	$(274,553)	$(458,996)	$(952,376)	$(2,164,937)	$(17,828,523)

Loss per share (basic)	$(0.02)	$(0.04)	$(0.08)	$(0.19)	$(1.69)

Weighted average number of common shares outstanding	12,749,769	11,713,789	12,489,778	11,613,463	10,541,539

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,		April 11, 2005 (date of inception) to June 30,
	2012	2011	2012

Operating activities
Net loss	$(952,376)	$(2,164,937)	$(17,828,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,495	1,316	45,539
Amortization of deferred rent and facility exit liability	(32,329)	(35,271)	(97,613)
Adjustment of accrued facility exit liability	-	16,502	31,038
Unrealized gain on derivative revaluation	-	-	(17,279)
Impairment expense	-	-	1,548,375
(Gain) loss on sale of assets	(60)	2,878	2,818
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	-	27,003	128,413
Beneficial conversion of convertible debt	-	-	89,048
Value of warrants issued for note guarantee	-	-	16,384
Stock based compensation	153,324	593,523	1,118,279
Changes in:
Accounts receivable	35,122	-	(6,378)
Accounts receivable - related parties	(46,663)	(15,169)	(88,094)
Prepaid and other	(22,040)	(19,958)	(50,426)
Accounts payable and accrued expenses	303,709	641,288	4,317,131
Deposits	-	-	(3,747)
Deferred revenue	16,667	(207,416)	48,167
Accrued interest	86,787	64,971	396,938
Net cash used by operating activities	(456,364)	(1,095,270)	(10,612,018)
Investing activities
Purchase of property and equipment	(1,346)	(6,239)	(53,555)
Proceeds from sale of assets	-	543,747	843,747
Cash received in merger transaction	-	-	243,296
Net cash provided (used) by investing activities	(1,346)	537,508	1,033,488
Financing activities
Net change in stockholder advances	20,000	76,742	170,000
Sale of common stock	290,000	420,000	8,822,500
Sale of warrants	-	178,375	178,375
Repurchase of common stock	-	-	(372,000)
Proceeds from exercise of warrants	-	-	75,000
Payment of fractional shares	-	-	(4,321)
Proceeds from exercise of stock options	-	1,800	1,800
Proceeds from issuance of debt	140,000	-	1,335,416
Repayment of debt	(61,392)	(157,933)	(606,757)
Net cash provided by financing activities	388,608	518,984	9,600,013
Net increase (decrease) in cash	(69,102)	(38,778)	21,483
Cash, beginning of period	90,585	40,976	-
Cash, end of period	$21,483	$2,198	$21,483

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$21,093	$22,104	$203,627
Transfers of liabilities from affiliate for costs incurred	$-	$-	$824,053
Derivative liability recorded for warrants	$-	$-	$17,279
Issuance of debt in redemption of accrued liabilities	$-	$145,756	$806,005
Issuance of debt in redemption of accounts payable	$53,267	$-	$53,267
Repayment of advances from proceeds from sale of assets	$-	$150,000	$150,000
Issuance of stock on conversion of debt	$-	$-	$741,215
Non-cash payment on accounts payable	$725	$-	$725

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

Basis of Presentation
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to June 30, 2012, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $17,828,523. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or attaining a profitable level of operations. Management has plans to generate revenue producing business and to seek additional capital. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the financial position of the Company at June 30, 2012, and its results of operations and cash flows for all periods presented.

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

2. Loss Per Share
Loss per share is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. At June 30, 2012 and 2011, a total of 1,786,614 and 1,786,617, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	June 30, 2012	September 30, 2011
Computer hardware	$32,121	$31,546
Vehicle	22,478	22,478
	54,599	54,024
Accumulated depreciation	(46,925)	(45,537)
Property and equipment, net	$7,674	$8,487

4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	June 30, 2012	September 30, 2011
Accounts payable
Payable to unrelated parties	$512,793	$436,632
Payable to affiliate RRI for contract services (see Note 8)	493,923	511,520
Payable to related parties	83,600	30,000
Total accounts payable	$1,090,316	$978,152

Accrued liabilities
Accrued wages and vacation	$590,490	$348,133
Accrued bonus payable to CEO	140,000	140,000
Other accrued liabilities	79,151	183,955
Total accrued liabilities	$809,641	$672,088

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

The following table summarizes facility exit liability activity for the nine months ended June 30, 2012:

Accrual balance at September 30, 2011	$32,329
Accretion expense	635
Payment - net	(32,964)
Accrual balance at June 30, 2012	$-

In the accompanying statement of operations, the expense for accrual corrections are included in other expenses, and all other facility exit costs and related accretion expense are included in selling, general and administrative expenses.

6. Notes Payable
Notes payable consist of the following:

	June 30, 2012	September 30, 2011
Notes payable - related parties

Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due December 31, 2011. Includes accrued interest of $173,397 and $147,911, respectively. These notes are currently in default.	$380,897	$355,411

Unsecured note payable to stockholder with interest at 10% with principal and interest due December 31, 2011. Includes accrued interest of $15,863 and $13,611, respectively. These notes are currently in default.	45,863	43,611

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum due December 31, 2011. Includes accrued interest of $25,450 and $16,322, respectively. These notes are currently in default.	268,625	259,497

Unsecured 11% note payable resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%. Includes accrued interest of $23,451 and $17,445, respectively.	73,451	67,445

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum was due on December 15, 2011. This note is currently in default with the default interest rate being 18%. Includes accrued interest of $17,959 and $1,849, respectively.	142,959	126,849

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum due on June 30, 2012. Includes accrued interest of $8,918 and $0, respectively.	148,918	-

Total notes payable - related parties (current)	$1,060,713	$852,813

Notes payable - other current

Installment note, at 5% compounded monthly, was due June 1, 2012. Secured by company assets. This note is currently in default. Includes accrued interest of $29,457 and $10,569, respectively.	$532,670	$513,782

Unsecured installment debt payable with monthly installments of $2,164, due February 2013 and no interest accruing.	15,147	-

Installment debt payable with interest at 11.24% per annum, with monthly installments of $3,026, due March 2012. Includes accrued interest of $0. Secured by gross unearned premiums and loss payments on the insurance policy financed.	-	17,236

Installment debt payable with interest at 10.75% per annum, with monthly installments of $3,173, due March 2013. Includes accrued interest of $0. Secured by gross unearned premiums and loss payments on the insurance policy financed.	27,300	-

Total notes payable - other current	$575,117	$531,018

	June 30, 2012	September 30, 2011

Notes payable - long-term
Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167 plus interest. Note is guaranteed by the Company's CEO. Includes accrued interest of $0.	$154,159	$187,495
Less: Long-term portion of bank term note	(99,992)	(137,495)
Notes payable (current portion)	$54,167	$50,000

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

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Nine Months Ended June 30,
	2012	2011
Volatility	117%	71%
Risk-free interest rate	1.00%	1.71%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	5	4.49
Weighted average fair value of options granted	$1.22	$1.86

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

The Company recorded $153,324 and $593,523 of stock compensation expense for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total estimated compensation cost of options granted but not yet vested was approximately $76,000 and is expected to be recognized over the weighted average period of 0.70 years.

The following table summarizes stock option activity for the nine months ended June 30, 2012:

	June 30, 2012
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (2)	Weighted- Average Life (Years)
Outstanding beginning of period	774,576	$3.33
Granted	5,000	$1.50
Exercised	-
Cancelled	(5,003)	$6.75
Outstanding end of period (1)	774,573	$3.30	-	3.3
Options exercisable at end of period	650,593	$3.21	-	3.2

(1)	Options outstanding are exercisable at prices ranging from $2.20 to $6.75 and expire over the period 2013 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on June 30, 2012 of $0.40 per share.

Warrants

There was no warrant activity for the nine months ended June 30, 2012. At June 30, 2012, the Company had the following warrants outstanding:

Description	Number of Common Shares	Exercise Price Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants (1)	51,041	$2.50	May 28, 2013
Warrants (2)	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

(1) A total of 32,141 of these warrants are held by directors.
(2) These 100,000 warrants are held by the Company’s Chief Executive Officer.

8. Related Party Transactions

Related Party Contract Expenses
Since its formation, the Company has contracted with Robertson Research Institute (“RRI”), a nonprofit entity, for software and content development and corporate operational services including personnel, occupancy and other vendor costs. After the Merger, the Company transitioned these services back to the Company. These services were billed to the Company by RRI on a flow-through basis and at cost with certain personnel costs allocated based on percentage of time spent on Company efforts. Certain expenses continue to be paid by RRI and are charged to the Company at cost as incurred.

During the nine months ended June 30, 2012 and 2011, the Company incurred costs billed by RRI totaling $42,700 and $111,536 detailed as follows:

	Nine Months Ended June 30,
	2012	2011

Computer and software	$643	$4,575
Dues and subscriptions	4,290	-
Interest	8,512	5,511
Marketing	-	874
Occupancy	-	5,451
Personnel and benefits	-	77
Professional fees	-	5,441
Repairs and maintenance	1,628	-
Supplies	1,395	-
Telephone and communications	6,887	-
Travel and entertainment	11,526	68,988
Other	7,819	20,619
	$42,700	$111,536

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at June 30, 2012 are listed in Note 4.

After the merger, certain employees have been contracted on an as needed basis by Robertson Wellness, LLC (“RW”), a company owned by the Company’s CEO, Dr. Joel Robertson.  These personnel costs are allocated to RW at cost based on percentage of time spent on RW efforts.  The total amount allocated to RW during the nine months ending June 30, 2012 and 2011 was $48,829 and $15,491, respectively. Amounts receivable from RW at June 30, 2012 and September 30, 2011 were $93,161 and $47,031, respectively.

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

Employment Agreement
In June 2010, the Company entered into a three-year employment agreement with Dr. Robertson to serve as President and Chief Executive Officer. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during the previous fiscal quarter.  At June 30, 2012 a total of $110,769 was accrued and unpaid pursuant to this agreement.

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

Overall Performance
The Company is considered to be a development stage enterprise. Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue. We have incurred significant losses and negative cash flow from operations since inception. During the nine months ended June 30, 2012 we reduced our scale of operations including a reduction in staffing levels due to a lack of financial resources. We are focusing our limited resources on supporting key customers and activities. We are also in default on eleven notes with principal and interest totaling $1,444,465 at June 30, 2012.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, stock-based compensation, facility exit liability, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended June 30, 2012. For further information on our critical accounting policies, refer to Note 2 to the financial statements in our Annual Report on Form 10-K for the period ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Revenues.  Revenues recognized during the three months ended June 30, 2011 were related to recognition of deferred license fees.  This revenue was not related to the planned commercialization of our current product.  There were no revenues for the quarter ending June 30, 2012.

Expenses.  A decrease in the product and content development costs during the quarter ending June 30, 2012 compared to the quarter ending June 30, 2011 was mainly due to decreased consulting fees, personnel costs, rent and travel costs as a result of scaling back activities due to a lack of financial resources. Consulting fees decreased by $100,093 due primarily to the utilization in the quarter ending June 30, 2011 of a technology consulting firm for implementation management and application design and development. There was a decrease of $68,784 in personnel costs resulting primarily from continued staff layoffs during the quarter ending June 30, 2012. A decrease in rent expense of $7,922 is due to the exit of Saginaw, Michigan office space in March, 2012. Travel costs for product and content development decreased by $5,676 due to reduced travel occurring in the quarter ending June 30, 2012 for work with collaborative partners. Product and content development costs include non-cash stock based compensation costs of $11,317 for the quarter ending June 30, 2012 and $18,849 for the quarter ending June 30, 2011, resulting from grants of options under the 2010 Incentive Plan. Product and content development costs can vary significantly from quarter to quarter based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was a decrease in the selling, general and administrative costs during the three months ended June 30, 2012 compared to June 30, 2011. Selling, general and administrative costs include non-cash stock based compensation costs of $34,798 for the quarter ending June 30, 2012 and $117,078 for the quarter ending June 30, 2011 resulting from grants of options under the 2010 Incentive Plan. Consulting fees decreased by $4,750, primarily resulting from decreased SEC and management consulting work. There was a decrease of $75,429 in personnel costs resulting primarily from continued staff layoffs during the quarter ending June 30, 2012. A decrease in rent expense of $13,566 is due to the exit of Saginaw, Michigan office space in March, 2012. Legal fees incurred during the three months ended June 30, 2012 were $7,068 less than in the same three months of 2011 due to decreased legal consulting services required. A decrease in insurance costs of $6,281 is due primarily to the cancellation of an officer’s life insurance policy. Finally, a decrease in facility exit costs of $10,828 is due to the completion of a lease obligation for office space in Las Vegas, Nevada. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

Revenues.  Revenues recognized during the nine months ended June 30, 2011 were related to recognition of deferred license fees.  This revenue was not related to the planned commercialization of our current product.  There were no revenues for the nine months ending June 30, 2012.

Expenses.  A decrease in the product and content development costs during the nine months ending June 30, 2012 compared to the nine months ending June 30, 2011 were mainly due to decreases in personnel costs, travel expenses, rent and consulting fees as a result of scaling back our activities due to a lack of financial resources.  A decrease of $196,792 in personnel costs resulted primarily from staff layoffs during the nine months ending June 30, 2012. A decrease of $24,500 in travel costs resulted from reduced travel for work with collaborative partners during the nine months ending June 30, 2012.  A decrease in rent expense of $11,884 is due to the exit of Saginaw, Michigan office space in March 2012. Consulting fees decreased by $244,365 due primarily to the utilization in 2011 of a technology consulting firm for implementation management and application design and development. Product and content development costs can vary significantly from period to period based on the time spent by personnel who perform both content and sales functions. Such costs also vary based on decisions made regarding outside contract and consulting services. Future expenditures will also depend on availability of resources to extend existing software and content into new markets or develop new software and content.

There was a decrease in the selling, general and administrative costs during the nine months ended June 30, 2012 compared to June 30, 2011.  Costs included non-cash stock-based compensation costs of $112,919 for the nine months ending June 30, 2012 and $545,287 for the nine months ending June 30, 2011. Legal fees incurred during the nine months ended June 30, 2012 were $143,871 less than in the same nine months of 2011.  During fiscal year 2011, substantial legal work was performed on the Company’s transition report on Form 10-KT and relating to threatened litigation.  Consulting fees decreased $19,875, primarily resulting from additional SEC and management consulting work performed during fiscal year 2011.  During the nine months ending June 30, 2011, $15,000 of factoring fees were paid and expensed.  There were no comparable factoring fees during the period ending June 30, 2012. A decrease in shareholder costs included in selling, general and administrative costs of $7,933 was due primarily to additional costs relating to the Merger transaction recorded during the nine months ending June 30, 2011. A decrease of $31,988 resulted from reduced travel for meeting with prospective collaborative partners during fiscal year 2012.  There was a decrease of $225,982 in personnel costs resulting primarily from staff layoffs during the nine months ending June 30, 2012. A decrease in rent expense of $9,603 is due to the exit of Saginaw, Michigan office space in March 2012.  A decrease in insurance costs of $15,203 is due primarily to the cancellation of an officer’s life insurance policy.  Finally, a decrease in facility exit costs of $37,903 is due to additional rent concessions granted by the lessor and the completion of the lease obligation for office space in Las Vegas, Nevada during the nine months ending June 30, 2012. Future levels of selling, general and administrative expenses will depend on availability of resources and decisions made regarding increased staffing and support costs.

Liquidity and Capital Resources
At June 30, 2012, we had cash and equivalents of $21,483 compared to $90,585 at September 30, 2011. Net cash used by operating activities was $456,364 during the nine months ended June 30, 2012, compared to $1,095,270 used by operating activities for the nine months ending June 30, 2011. The current period net cash used by operating activities resulted primarily from the net loss of $952,376 reduced by $153,324 of non-cash stock-based compensation. Other changes providing cash from operating activities included a $303,709 increase in accounts payable and accrued expenses, an increase of $16,667 in deferred revenue, and an $86,787 increase in accrued interest. Until the company generates revenues, we expect continued cash operating deficits.

Cash in the amount of $290,000 was received from the sale of stock during the nine months ending June 30, 2012.  Also during the current period we received cash from the issuance of debt of $140,000. The proceeds from these sources were used for operating expenses during the period.

Our principal source of liquidity at June 30, 2012 consisted of cash and equivalents of $21,483. We have no other sources of unused liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $1,500,000 to meet its operating requirements for the next twelve months. We also have principal amounts on debt of $1,395,502 currently in default or due in the next twelve months that we must refinance, restructure or obtain additional funding to repay. Should any note holder pursue default remedies, such actions could have an adverse impact on our operations and our ability to obtain future financing. We may also elect to expand our business activities by hiring additional personnel or expanding marketing or other activities. Some of the required funds may be generated from future revenues from licensing our software or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured. Management is seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months. Should additional funds not be available, we may be required to further curtail or scale back operations. Failure to obtain sufficient capital will have a material adverse affect on our Company.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2012, due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

Our Chief Executive Officer and Chief Financial Officer have determined that a weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended September 30, 2011, continues to manifest as a weakness in our disclosure controls and procedures at June 30, 2012.  Specifically, due to our small staff and limited financial resources, we rely on our Chief Financial Officer to initiate many transactions, maintain custody of assets including bank signature authority and record and reconcile transactions with limited review by our Chief Executive Officer and Board of Directors. Our Chief Executive Officer and Chief Financial Officer have identified this lack of segregation of duties within accounting functions as a material weakness in our disclosure controls and procedures. In light of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, we did not maintain effective disclosure controls and procedures.

(b) Changes in internal controls over financial reporting.
There have been no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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
•
On June 22, 2012 we issued 110,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $55,000. The shares were issued upon the exemption provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On June 22, 2012 we issued 90,000 shares of common stock at a purchase price of $0.50 per share for gross proceeds of $45,000. The shares were issued to a foreign investor in sales outside the United States in accordance with Regulation S thereunder. No commissions were paid and a restrictive legend was placed on the shares issued.

(b)	none
(c)	none

Item 3. Defaults Upon Senior Securities

The Company is in default of its repayment obligation on a promissory note dated April 2, 2009 in the original principal amount of $50,000. The note matured on April 3, 2010. The note bore interest at 11% prior to maturity and bears interest at 16% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $74,327.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $207,500. The notes matured on December 31, 2011. The notes bear interest from 10% to 18%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $384,617.

The Company is in default of its repayment obligation on promissory notes to related party directors in the original principal amounts totaling $243,175. The notes matured on December 31, 2011. The notes bear interest at 5%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $269,958.

The Company is in default of its repayment obligation on a promissory note to a stockholder in the original principal amount of $30,000. The note matured on December 31, 2011. The note bears interest at 10%. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $46,192.

The Company is in default of its repayment obligation on promissory notes to a company owned by the Company’s CEO in the original principal amount of $125,000. The notes matured on December 15, 2011. The notes bore interest at 15% prior to maturity and bear interest at 18% per annum following maturity. The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $145,425.

The Company is in default of its repayment obligation on a promissory note in the original principal amount of $503,213.  The note matured on June 1, 2012.  The note bears interest at 5% compounded monthly.  The total amount due, including accrued and unpaid interest, on the date of filing of this Report is $535,428.

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

Robertson Global Health Solutions Corporation

Date: August 9, 2012	By:	/s/ Melissa A. Seeger
Melissa A. Seeger
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)