Form 10-K
period 2012-09-30
ROBERTSON GLOBAL HEALTH SOLUTIONS CORP
filed 2013-01-15
CIK 7951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
Commission file number 0-6428

Robertson Global Health Solutions Corporation
 (Exact name of registrant as specified in its charter)

Nevada	88-0105586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3555 Pierce Rd.
Saginaw, Michigan 48604
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
[X] Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]  Accelerated filer [   ]  Non-accelerated filer   [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,092,875 based on the closing price of the shares as reported by the OTC Electronic Bulletin Board system.

As of January 11, 2013 there were 13,342,187 shares of Robertson Global Health Solutions Corporation Common Stock, par value $.001, outstanding.

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

i

PART I
ITEM 1. BUSINESS

Overview

Robertson Global Health Solutions Corporation, together with its wholly-owned subsidiaries (collectively, “we”, “us”, “our”, “RGHS” or the “Company”) is a medical software company focused on utilizing clinical reasoning through artificial intelligence to advance excellence in patient care. Our vision is to provide the clinical medicine industry leading software solutions to expand the access of health information and multiply the reach of medical professionals. Our goal is to improve safety and documentation of decisions, save healthcare dollars and manage more patients using techniques that do not disrupt present systems.

We have developed and offer a global healthcare software solution using mobile technology, personal computers and the web to interface with our proprietary RHealth Advisor™ software. RHealth Advisor is an intelligent and intuitive clinical reasoning program providing inferences and argumentation from patient data and a proprietary medical database to aid in forming logical evidence-based conclusions that can be employed by a wide range of users to lower costs, manage more patients and improve outcomes.  We believe that our RHealth Advisor software is the only global medical software solution that provides evidence-based medical advice to save lives and expand the reach of care while reducing costs through faster, more accurate and effective diagnosis, treatment, adherence and monitoring. We believe this is contrary to the standard, data collection, clinical decision support, chronic disease management and follow-up programs in the healthcare market today.  Traditionally we believe other technologies are ineffective in providing care and educating patients and increase costs rather than lowering the healthcare cost curve.

During 2012, we filed for patent coverage to enhance the competitive position of our sophisticated clinical reasoning and proprietary database focusing on applications for pre-admission screening, predictive medicine, diagnostic support and chronic disease management and treatment adherence.  We believe we positively impact healthcare providers, third-party payers and patients demonstrating specific outcomes with meaningful return on investment. With the increased political attention on healthcare and demands to provide more care at less cost, our strategy in the U.S. is focused primarily on payers – insurers where we are pursuing collaborations to provide our solutions for a variety of applications.

Our strategy is to access existing marketing and distribution channels through licensing. We are able to customize our software solutions to best fit the needs of our partners in local markets and to fit user needs. Our strategy in developing and emerging countries, in conjunction with existing and planned strategic and collaboration partners, is to work with governments, non-governmental organizations and health industry leaders to provide a solution that will decrease costs, expand the reach of health professionals, and improve the efficiency and effectiveness of overburdened rural clinics and hospitals. Commencing in mid-2011, working with distributer Montana Healthcare Solutions (Pty) Ltd., we entered the South Africa market. In July 2012 RHealth Advisor was approved for commercial release by the Health Professions Counsel of South Africa, a South African healthcare regulatory oversight organization (much like our FDA). We are working with Montana Health on a variety of market efforts in South Africa and are pursuing relationships in other developing and emerging countries. So far this strategy has not been successful in generating revenues.

We are organized to generate revenue by licensing our software platform and modules. License and revenue agreements with collaboration partners and affiliated companies have not yet generated significant revenue for us, but provide the foundation for RHealth Advisor’s commercialization. We expect future license fees to be (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer and/or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

We are organized to generate revenue by licensing our software platform and modules. License and revenue agreements with collaboration partners and affiliated companies have not yet generated significant revenue for us, but provide the foundation for RHealth Advisor’s commercialization. We expect future license fees to be (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer and/or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

We believe that our software solution offers many benefits that are not currently available from other software providers. We have patents pending on our computer implemented process, which will be helpful as we attempt to enter into licensing agreements. However, we have been unsuccessful thus far in generating revenues from the sale of the software solution. The Company’s financial future remains uncertain, as we are in default on some obligations.  We have, however, been successful in paying some obligations over the past year.

The Healthcare Information Systems Industry

 Recent decisions by health care industry participants have been influenced by political events and we expect future decisions will be significantly impacted by recently enacted federal laws.

The Obama Administration is emphasizing global health in its diplomacy and development work around the world. Through the Global Health Initiative (“GHI”), the U.S. government is pursuing a comprehensive whole-of-government approach to global health. The GHI promotes a new business model to deliver its dual objectives of achieving significant health improvements and creating an effective, efficient and country-led platform for the sustainable delivery of essential health care and public health programs. Similarly, many international organizations including the World Health Organization (“WHO”) and private foundations are working to address the need for trained healthcare workers in under-resourced areas. They are working to support new tools, such as ours, embracing the ability of technology to meet the burgeoning need for quality healthcare. Innovative technology utilizing RHealth Advisor supports efforts to meet several of the UN Millennium Development Goals such as improving maternal/child health, combating HIV/AIDs and supporting other national health programs. We see significant worldwide opportunities for our software solutions and have positioned our solutions for the worldwide health information market.

Of specific importance to near term investment is the American Recovery and Reinvestment Act (“ARRA”), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  A part of ARRA designated the Health Information Technology for Economic and Clinical Health (the “HITECH Act”) provides for roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two-year time frame that began in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies. ARRA, and specifically the HITECH Act, increases the pressure on hospitals and care providing institutions to adopt technology. The HITECH Act provides funding for facilities to launch improvement projects associated with the ‘meaningful use’ of key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011 based on their use of certified health information technology systems. The HITECH Act also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain usage requirements by 2015.

We are primarily targeting collaborations, alliances and customers that could benefit from the increased government spending rather than applying for direct government resources. While there is no assurance these acts and regulations will continue as planned or we can benefit therefrom, we believe there is significant momentum driving technology innovation across a broad spectrum of healthcare. Competition in the market for information and patient care systems is intense, and increased government spending may entice more companies to enter the marketplace.

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

Both NxOpinion and NxKM were developed over a ten-year span of intensive research and input from physicians, allied health professionals and medical informatics specialists. We correlate NxKM with different pieces of available medical evidence to generate a probability weighted and relevant diagnosis that is kept up-to-date. Studies in the United States, India and the Dominican Republic, which are described in more detail below, have verified the diagnostic accuracy of our solution compared with trained physicians and have also documented that physicians improved their diagnostic accuracy using our solution.

Stage of Product Development

Our core applications are developed and operational. We continue to enhance our applications and expand our knowledge database to include new diseases and medical information. Our easy-to-use RHealth Advisor Mobile Web application, available on a variety of mobile phones, provides convenient and innovative access to evidence-based health advice.  RHealth Advisor Mobile Web takes advantage of the advanced web browser capabilities of tablet and smart phone platforms such as iPhone, Android, Blackberry, and Windows Phone 7, while at the same time remaining accessible to lower-end feature phones with less capable browsers and small form factors.

While we continue to add to our medical knowledge database, adapt our technology to operate with additional mobile platforms, expand our ability to interface and communicate with other devices and systems, add languages and regional disease information and scale our software to work with large user populations, we are actively marketing our software to collaboration partners and customers and are working on various development, partner and pilot projects in various regions of the world. While our projects have not generated significant revenue to date, we expect revenue in fiscal 2013 from existing and new relationships.

Comparison to Other Solutions

RHealth Advisor is a clinical reasoning tool that is targeted at broad global applications. We believe it is differentiated from other software or web-based symptom checkers and physician reference tools as described in the following table (also see “Competition”):

Category	RHealth Advisor	Symptom Checkers and Physician Reference Tools
Logic	Versatile content management platform and knowledge system that mimics clinical reasoning providing a differential diagnosis	Unilateral logic using protocols consisting of a hard-coded path from one observation to the next
	Versatile content management platform and knowledge system utilizing disease-to-disease relationships	Decision trees, algorithms, or hard coded paths
	Can handle multiple disease progressions simultaneously because of its sophisticated, multi-platform engine	Limited ability to address rare diseases or multiple diagnoses due to simple unilateral logic

	Continually reconsiders possible diagnoses as a user enters more data	Limited to entry of symptoms – static diagnosis
	Able to handle complex cases and cases with multiple coexisting diseases by interpreting 10 million interrelated facts	Algorithms and/or decision trees are limited in the number of interrelations that can exist

Database
Comprehensive to accurately diagnose common presentation of common diseases, uncommon presentations of common diseases, common presentations of rare diseases and uncommon presentations of rare diseases
Generally limited to common presentations of commonly diagnosed diseases
	Database is easily maintainable and expandable because of its unique NxKM medical content database	Employs hard-coded data, such as algorithms or decision trees, that are slow, difficult and costly to maintain and update
	Ability to maintain multiple region-specific databases, including treatments, terminology, language, and health record	No comparable feature

Interface	Flexibility to be tailored from the lay person with no medical background all the way to the specialist physician, and anywhere in between	Created specifically for consumers or physicians
	Cloud based and can be accessed by land-line phone, simple cell phone, WAP-enabled mobile phone or any computer device even in undeveloped countries	Generally accessible only from full feature computer or phone
	Tested in both developing and developed countries and been used by minimally educated, illiterate users.	Focused solely on mature markets and medically savvy consumers
	Suggests findings or symptoms that the user may not have considered that can help differentiate a disease	Diagnostic capabilities limited by the users input

Can be used in a “what if” situation - - specific findings and/or tests or laboratory results can be entered to see what impact they would have on the confidence of a diagnosis - - allows a practitioner to minimize unnecessary testing
No comparable feature

Accuracy
Pinpoints diseases and offers confidence levels on each specific disease - - we believe that only when you can provide confidence in a diagnosis can you safely treat a patient based on information at that time
No confidence level except counting matched findings, limiting accuracy
	Includes pre-existing diseases and environmental factors when performing diagnostics	No comparable feature
	Provides actionable (knowing what I have) medicine with treatment options approved by appropriate medical societies and standards of care	No comparable feature

Documentation	Records, maintains and builds upon each case	Single user and single case with limited documentation ability
	Provides family case management allowing multiple cases per user and multiple users at a time	No comparable feature
	Links to a comprehensive Electronic Health Record (EHR)	No comparable feature

Reference
Provides a comprehensive reference tool for educational and resource information about diseases, findings, and treatments.
•Includes disease “look-up” to view the most commonly associated, uncommonly associated, and rarely associated symptoms with that specific disease.
•Includes a symptom “look up” to view what diseases are linked to that symptom and how commonly it is associated to help differentiate.

Database and logic limited

Technology Ownership/Licensing

NxOpinion and NxKM (our "Database Engines") were developed by Dr. Robertson and entities owned or controlled by him prior to the formation and existence of Robertson Health Services, Inc. (“RHS”) (formerly NxOpinion, LLC). In 2005, Dr. Robertson assigned the Database Engines and other intellectual property to an intellectual property holding company called Vanahab, LLC ("Vanahab"). Vanahab is owned by Dr. Robertson and his wife, Vickie Robertson.

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

Development Costs

Company personnel devoted approximately 1,900 hours and 9,300 hours on research and development activities during the fiscal years ending September 30, 2012 and 2011, respectively. Customers bore the cost of approximately 300 of these hours during the fiscal year ending September 30, 2011; customers did not bear the cost of any of these hours during the year ending September 30, 2012. We expensed $259,543 and $1,004,352 on product and content development during the fiscal years ending September 30, 2012 and 2011, respectively.

Market Overview and Opportunity

We believe the global market for RHealth Advisor is significant. Whether used as a mobile health diagnostic and screening tool by rural health workers in remote areas of the developing world or as a screening, diagnosis and record-keeping tool as a part of a developed nation’s national health program, if we are able to develop the market and acquire customers, we believe our software technology can greatly improve the effectiveness and delivery of health services worldwide. So far we have been unsuccessful in capitalizing on this market. However, we are currently having discussions within this market, which, if successful, would allow us to quickly enter the market.

We categorize our prospective customers into three major markets – Developing Countries, Emerging Markets, and Mature Markets. In the horizontal segments within these markets RHealth Advisor offers significant utility. The offering to each market is as follows:

•	Developing Countries – assist health care workers to extend medical intervention where there is limited or no availability of physicians.
•	Emerging Markets – to improve effectiveness in determining diagnoses and establishing standardized treatment regimens.
•	Mature Markets – to drive efficiency into the healthcare system, reducing costs and improving treatment adherence.

We target horizontal segment uses in these markets including:

•	Customer Segment
•	Consumers – for pre-screening, chronic disease management and treatment adherence
•	Hospital Systems and Patient Care Facilities – to increase throughput and efficiency, for triage and treatment management
•	Clinics and Physician Groups - for triage and treatment management
•	National Health Programs – for pre-screening and chronic disease treatment management
•	Non-Government Organizations – to identify health trends, disease eradication and data storage

•	Strategic Partners, Collaborators and Integrators
•	Insurance Carriers – for pre-screening and test validation
•	Pharmaceutical Research – accumulate compound and outcomes data analysis
•	Government Organizations – to identify health trends and delivery enhancements
•	Electronic Health Record Providers – for repository storage of medical records and linking to treatment and treatment management
•	Device Industry Partners – with hardware for field data capture
•	Third Party Service Providers – to assist in process management to increase efficiency and accuracy
•	Technology Partners – for integration of services
•	Regional Distributors – to centralize and standardize product and service offerings

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

•
Through collaborations with other companies, such as Montana Healthcare Solutions, we expect to participate in a substantial developing market to allow individuals to manage their health information and associate with providers to more effectively manage their care. The goal of the governments in these emerging countries is to use technology to reduce costs while improving care, as well as having the ability to collect and store data that can be used for public health planning. We offer several modules, with our data collection and diagnostic information typically being the main offerings for joint marketing with partners. The population in the countries initially being targeted in this partnership exceeds 200 million.

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

Our Strategy and Collaborations

Strategy
Our mission is to save lives and improve quality of life through our innovative health information technology. Our mission is based on our founder’s vision of a truly global medical solution used to save lives through faster, more accurate diagnosis and treatment. Our strategy is to partner with major organizations in the healthcare and technology fields to provide our software solution for use around the world. Much of our marketing has been done through strategic business contacts, collaborations and prospective integrators.

Our strategy in mature markets, initially the United States, is focused primarily on payers – insurers where we are pursuing collaborations to provide our patent pending solutions in a variety of applications. We are targeting collaborations to leverage our sophisticated clinical reasoning and proprietary database focusing on applications for pre-admission screening, predictive medicine, diagnostic support and chronic disease management and treatment adherence.

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

The key element of our business strategy is to build on existing collaborative arrangements and develop new collaborative relationships throughout the developing, emerging and developed regions of the world. We expect to continue to enhance the capabilities of our solutions and expand our medical database.

Entering into 2013, we are seeking collaboration and integration partners in the United States and other developed markets to demonstrate our ability to assist in reducing healthcare costs, improving quality of care, and increasing productivity. Future alliances and collaborations for our applications may extend all the way from the consumer and healthcare provide to the healthcare payer.

Collaborations and Integrations

The first stage of collaborations and integrations included projects in India, Kenya, Dominican Republic, and South Africa that tested and we believe validated RHealth Advisor’s innovative applications.

In 2004 and 2005, we worked with Microsoft Research to complete an RHealth Advisor pilot study in the Dominican Republic to assess the use of an artificial intelligence physician extender software system in regions of high poverty. The resulting success we believe evidenced our ability to fit within physician workflow systems, and usability in remote areas.

Under a 2009 contract grant we worked with the Bill and Melinda Gates Foundation to conduct a usability and accuracy pre-admission screening study of RHealth Advisor. In collaboration with the Nizam’s Institute of Medical Sciences and Central Michigan University Research Corporation a study was completed to evaluate if Multi-Purpose Health Assistants (“MPHAs”) using RHealth Advisor significantly outperform the diagnostic capabilities of MPHAs without RHealth Advisor. We believe the results evidenced our ability to improve efficiency and effectiveness of MPHAs within a rural health center setting with minimally trained professionals (physician extenders).

Under an August 2009 collaboration contract with Microsoft’s Unlimited Potential Group (“UPG”), we ported our consumer diagnostic software to deploy on Microsoft’s OneApp™ platform enabling feature phones in emerging markets to access mobile applications.  This project was also in collaboration with NetHope and CARE. The goal of this collaboration was to determine if a basic cell phone could perform health screening in remote areas with our solution. We have also developed a WAP (wireless application protocol) based application of RHealth Advisor for use outside of OneApp, which we have named RHealth Advisor Mobile Web.  This solution, which was expanded to include diagnostics in addition to data collection, is targeted for remote and emerging markets desperately needing health information and data collection.

Under a 2010 grant from Johnson & Johnson Company, managed by the Grameen Foundation, we were selected on a consulting basis to customize and port our consumer diagnostic engine and patient monitoring/compliance module to a mobile phone. The first pilot project in India was designed to help manage HIV patients and enhance their treatment compliance. This project served as a proof of concept to show RHealth Advisor’s ability to tailor into a specific disease management program.

In 2010, in collaboration with Intel’s World Ahead Program, we collaborated with a “ruggedized laptop” hardware and software solution targeting India.  The aim was to provide the electronification of healthcare to provide quality healthcare access for rural citizens and reduce crowding in urban hospitals.  We believe this collaboration demonstrated a proof of concept to show RHealth Advisor’s ability to collaborate with unique and flexible hardware platforms that have extended reach and access globally.

In December 2010, we signed a product distribution agreement with Montana Healthcare Solutions, a South African based health solutions distribution company, whereupon Montana Healthcare Solutions has limited rights to sell/market products/services on our behalf. We have agreed to pay to Montana Healthcare Solutions a portion of the sales proceeds for marketing/sales and support services to be determined on a project-by-project basis.  Since its inception, we have partnership with Donald Woods Foundation, MIMU Foundation, Health Partners, Buffellshoek Trust, Integr8, LifeCare Hospitals, Nokia, and Sanlam Health to determine business and integration models.  In conjunction with Montana Healthcare Solutions we have signed agreements with Telemedicine Africa (Pty) to deliver RHealth Advisor mobile web as an essential addition to its telemedicine solution offering to the medically underserved population of Africa; MXit Lifestyle (Pty) Ltd, an online social network, to deliver health applications to MXit’s current user base in South Africa.

During the 2010 timeframe, we determined the importance of modularizing our platform to be used with other healthcare related companies.   We contracted with Blacklight, a South African technology company, for unique development tools to easily white-label RHealth Advisor’s mobile web user interfaces for various customers.

In 2012, with some of the changes in the US healthcare system, it became apparent that the global solution we have developed could easily meet the needs and interests of healthcare providers, payers and customers in developed countries.  In January 2012, we expanded our efforts to prepare for commercialization in developed markets.  This included taking what has been learned in the global market and applying it to developed markets.  During 2012, we identified and filed for patent protection in four key use areas. We have filed these patent applications to leverage the sophisticated clinical reasoning and proprietary database that we have developed.  We believe we have a significant disruptive advantage in the following four important use case areas; all pointing directly to our refined business strategy and product differentiation:

1.
Pre-admission Screening – streamline patient throughput at the primary care level.  For example, patient receives initial impression via RHealth Advisor approved by the physician and is directed to complete necessary laboratory tests prior to seeing the physician; eliminating unnecessary patient visits within the system and allowing the provider to see more patients with higher return on investment for each appointment.

2.
Predictive Medicine – identify unnecessary tests and provide argumentation for testing that is statistically relevant to form a conclusion.  RHealth Advisor provides the physician, nurse practitioner and physician assistant the statistical likelihood that a given test will change the diagnostic confidence of a disease; eliminating unnecessary, or provide for less expensive tests, to get to the same conclusion thus saving the payer significant money. This allows them to incentivize providers to operate in a new fashion.

3.
Diagnostic Support – providing differential diagnostic support. For example, RHealth Advisor’s prominent award winning diagnostic engine would provide diagnostic support to assist in reducing misdiagnosis and medical errors. In 2011, healthcare economist stated that misdiagnosis and medical errors cost the system $17 billion.

4.
Chronic Disease Management and Treatment Adherence- improving patient monitoring and follow-up using sophisticated clinical reasoning and established technology. For example, a patient’s current status, the progression of their disease and any complications that may arise are monitored by RHealth Advisor with automated daily care management, reminders about appointments and diet and activity recommendations. Using our physician portal a physician can quickly evaluate and manage each of their patients which contain red, yellow, and green indicators based on their patient’s current condition and monitoring statistics. The engine tailors specific treatment plans for each patient allowing the physician to direct the patient’s care quickly and effectively.

We believe healthcare providers view the above use cases as a way to lower their cost of providing care, manage more patients with a greater reach and influence and provide care to a knowledgeable consumer. This ultimately extends their revenue stream.

Payers view these use cases as a way to improve the quality, affordability and access of care. Together, these ultimately extend their profit margins and differentiate them in competitive markets.

Patients view these use cases as a way to improve their patient and provider experience by accessing better health care and saving time and out-of-pocket spending and unnecessary time in waiting rooms.

Despite all of the prior successes we have had, the Company has incurred large historical losses and did not recognize any sales revenues during the fiscal year ended September 30, 2012. Due to our working capital deficit and resulting lack of liquidity, our operations have been greatly curtailed.  However, our software has continued to be developed and made more functional for the markets we are pursuing.

Competition

The markets we participate in are intensely competitive, continually evolving and subject to rapid change. Other companies with competing applications have greater technical resources, product development, marketing, financial and other resources than we do. These organizations may have longer operating histories, greater brand recognition and larger customer bases as well.

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

We believe that our applications compete favorably with those of our competitors on the basis of the above factors. Our applications compete most directly with other clinical decision support systems such as WebMD Symptom Checker, IBM’s Watson, Mayo Clinic Symptom Checker, ePocrates Essentials, Isabel, DiagnosisPro, Gideon, DxPlain, VisualDX and others. IBM’s Watson and these other traditional clinical decision support systems only provide a statistical analysis of data gathered and are limited by the user’s knowledge and input, whereas RHealth Advisor provides other benefits such as providing actionable next steps and patient education, including pertinent health record information within the diagnosis, sharing of health records across multiple platforms, and the ability to diagnose rare presentations of rare diseases. We believe our applications stand out from the competition because of our diagnostic engine, which determines a diagnosis based on symptoms, as well as disease probability and possibility. In addition, ours is the only solution with the ability to query the user for additional relevant information to obtain a higher confidence level for diagnosis. As a result, we believe our RHealth Advisor delivers a more accurate and relevant diagnosis. In addition it delivers better data integrity, increased patient adherence, a screening level that helps determine the service needed, monitoring and evaluation statistics, early detection of treatment failure, and pre-crisis intervention. Other important competitive factors in this area include device compatibility and portability, areas in which we believe we excel.

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

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Most of our revenue is derived either directly from the healthcare industry or from other sources that are subject to healthcare laws and related regulations and could be affected by changes in those laws and regulations. The following is a description of some of the healthcare laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers. Changes in those laws, regulations and standards may create unexpected liabilities for us, may cause us to incur additional costs and may restrict our operations.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our operations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses.

The laws and regulations that govern our business change rapidly. The following are summaries of some of the evolving areas of law and regulation that are relevant to our business:

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

2010 Healthcare Affordable Care Act

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Affordable Care Act seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Affordable Care Act also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Affordable Care Act also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. While we do not currently anticipate any significant adverse effects on us as a direct result of application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Affordable Care Act will be on our business through its effects on other healthcare industry participants. We believe the Affordable Care Act may possibly drive demand for our solutions that offer productivity improvements. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

Employees

At September 30, 2012, we employed a total of 6 people. Of such employees, two were executive officers, three were in research and development, and one in marketing, sales and licensing. We also use outside consultants for various services from time to time. We are not a party to a collective bargaining agreement. We consider our relations with our employees to be favorable.

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

We have a history of losses and may incur future losses. From Inception to September 30, 2012, we have incurred significant losses and negative cash flow from operations and have a deficit accumulated during the development stage of $18,074,827. Our net losses for the years ended September 30, 2012 and September 30, 2011 were $1,198,680 and $2,808,403, respectively. At September 30, 2012, we had negative working capital of $3,650,926 and had notes and accrued interest in default aggregating $1,626,142. Our ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing, restructuring or renegotiating our debt and/or attaining a profitable level of operations. We could continue to incur losses in the future until revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In their audit opinions issued in connection with our consolidated balance sheets as of September 30, 2012 and our related consolidated statements of operations, consolidated changes in stockholders’ deficit and cash flows for the years then ended, our independent public accounting firm stated that our significant recurring net losses and our requirement to secure new financing raised substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. If we are unable to continue as a going concern, our stockholders may lose a substantial portion or all of their investment.

We require additional financing to continue our operations. We require substantial additional financing to continue development and marketing of our products and to execute our business plan. Our principal source of liquidity at September 30, 2012 consisted of cash of $5,764. We have no other unused sources of liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $1,000,000 to meet operating requirements for the next twelve months in addition to cash requirements or refinancing to meet current debt obligations. Additionally, the development of our products may require the commitment of substantial funds to conduct the costly and time-consuming research and testing necessary to establish market acceptance and establish marketing and licensing capabilities. Our future capital requirements may depend on many factors, including progress in our research and development programs, our ability to establish collaborative arrangements with others for product development, marketing and distribution, the time and costs involved in obtaining any required regulatory approvals, and other economic factors outside our control. Accordingly, we may need to raise substantial additional capital to fund our operations. Management is seeking to raise additional funds through debt or equity financings, or through collaborative ventures entered with potential corporate or other partners to fund some or all of such activities. We do not currently have any such arrangements with any such corporate sponsors, and there can be no assurance that such arrangements will be consummated or that such collaborative ventures will be entered into by us on favorable terms, if at all. In addition, there can be no assurance we will otherwise be able to obtain additional financing or that such financing, if available, can be obtained on terms acceptable to us. If such financings are not consummated or additional financing is not otherwise available, we may be required to modify our business development plans or reduce or cease certain or all of our operations. Failure to enter into such collaborative ventures or to receive additional funding to complete our proposed product development programs could have a materially adverse effect on our Company. In the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities because we may have to issue additional equity in connection with such financings.

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

We are controlled by our current officers, directors and principal stockholders. Our directors, executive officers and principal stockholders beneficially own approximately 51% of our Common Stock. As a result, such persons will have the ability to exert substantial influence over the election of the members of our Board of Directors and to determine the outcome of most issues submitted to our stockholders for approval.

Conflicts of interest may arise relating to our technology license and other affiliate arrangements. Certain conflicts of interest now exist and will continue to exist between us and our executive officers and directors as they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. We currently license our core technology from an entity controlled by our Chairman, President and CEO, Dr. Robertson. While we anticipate that Dr. Robertson will recuse himself from negotiations among us and affiliated Robertson Entities there can be no assurance thereof or that his ownership might not influence others. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Officers and directors are accountable to our Company as fiduciaries, meaning that they are legally obligated to exercise good faith and integrity in handling our affairs.  Failure by them to conduct our business in our best interests may result in liability to us and to them. While our directors and officers may be excluded from liability for certain actions pursuant to indemnification agreements in our articles and bylaws or contracts, there is no assurance that our officers and directors would be excluded from liability or indemnified if they breach their loyalty to our Company.

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

New and changing government regulation creates compliance challenges and may increase our costs. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences.

Our software and services are targeted at this highly regulated industry. Many healthcare laws, including those related to reimbursement by Medicare, Medicaid and other government programs, are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare solutions that we provide. However, these laws and regulations may nonetheless be applied to our software and services in a manner that we may not anticipate.  Furthermore, the laws are constantly evolving and we cannot predict the effects of future legislative and regulatory actions.

The regulatory regimes to which we are subject, and the evolving nature of the applicable laws, have several important implications for us. We have invested resources in conforming our products to applicable standards and further significant investment may be required as certification standards evolve.

There can be no assurance that applicable regulatory bodies will approve our software or services if required, or that approvals waived or already granted will continue in effect. Regulators may, and often do, view products differently than their proponents, and approvals that we believe to be forthcoming may be significantly delayed or denied altogether. In addition, laws or rules applicable to our software or services could be changed in a way unfavorable to us. Any such change could have a material adverse effect on our ability to obtain approval for our software and services, if required, and on our prospects in general.

Beginning in calendar 2013, the Affordable Care Act provides that a tax in an amount equal to 2.3% of the price for which a manufacturer sells its medical devices will have to be paid by each medical device manufacturer.  It is possible that our software or services may be impacted by this tax.

Our intellectual property may not be fully protected. While we have patent pending status on several of our processes, we have no patents, trademarks or copyrights registered with the United States Patent and Trademark Office (the “PTO”) in connection with our products. Although we believe that we may be able to obtain intellectual property protection with respect to certain current products and/or products now in development, there can be no assurance that if we apply that the PTO or its overseas counterparts will issue patents for such inventions, or, if such patents are issued, whether they will provide meaningful protection for our products. We believe, however, that some of the intellectual property used in our products may be subject to common law protection as trade secrets and copyrights. However, we may not be able to obtain any patents in connection with our technology and may not be able to adequately protect our products. Also, we may, in the future, face allegations that our technology violates or infringes the intellectual property rights of others; although no such claims have been made, and we are not aware of a basis for any such claim. In either case, our business may be materially adversely affected, resulting in a loss of potential revenues, increased expenses and a potential loss of marketing opportunities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices, sales and research and development and production activities are currently headquartered at our CEO’s home office. Company personnel all work remotely from their home offices and meet on a regular basis either at the CEO’s home office, or at another mutually convenient location. We believe this method of operation is adequate for our current needs, but expect that as the need to obtain additional staff increases, an office location will be necessary. We currently pay no rent for office facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock, $0.001 par value, is quoted on OTC Bulletin Board (OTCBB) under the symbol “RHSC”.

The following table sets forth the high and low bid quotations for our common stock for the year ended September 30, 2012 as reported by OTC Markets and for the year ended September 30, 2011 as reported by the OTC Bulletin Board:

	Bid Quotations
	High	Low
Year Ended September 30, 2012
First Quarter	$0.41	$0.41
Second Quarter	$0.50	$0.40
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.20	$0.20

Year Ended September 30, 2011
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Trading during the above periods was very limited and sporadic and the OTC Bulletin Board did not report bid quotation activity for quarters with no trading activity. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Holders

We had 13,342,187 shares issued and outstanding by 1,093 holders of record of our common stock at January 11, 2013. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of September 30, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	769,773	$3.21	644,900
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	769,773	$3.21	644,900

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
•
On July 22, 2011, we issued 12,500 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $25,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On August 25, 2011, we issued 12,500 shares of common stock to selected accredited investors at a purchase price of $2.00 per share for gross proceeds of $25,000.
The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On August 26, 2011, we issued 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock for 60 days at $1.00 per share to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $75,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 21, 2011, we issued 75,000 shares of common stock to selected accredited investors upon exercise of stock purchase warrants at a price of $1.00 per share for gross proceeds of $75,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 21, 2011, we issued 25,000 shares of common stock to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $25,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 28, 2011, we issued 348,218 shares of common stock to selected accredited investors on conversion of debt at $1.00 per share for total principal and interest conversion of $348,218.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 29, 2011, we issued 50,000 shares of common stock to selected accredited investors at a purchase price of $1.00 per share for gross proceeds of $50,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On March 27, 2012, we issued 150,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $75,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On March 27, 2012, we issued 230,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $115,000.  The shares were issued pursuant to a claim of exemption from registration provided by Regulation S of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On June 22, 2012, we issued 110,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $55,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On June 22, 2012, we issued 90,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $45,000.  The shares were issued pursuant to a claim of exemption from registrationn provided by Regulation S of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 29, 2012, we issued 60,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $30,000.  The shares were issued pursuant to a claim of exemption from registration provided by Section 4(2) of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 29, 2012, we issued 50,000 shares of common stock to selected accredited investors at a purchase price of $0.50 per share for gross proceeds of $25,000.  The shares were issued pursuant to a claim of exemption from registration provided by Regulation S of the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

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

Overview

We license RHealth Advisor, a medical knowledge platform powering a suite of health applications for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by our founder and CEO, Dr. Joel Robertson (“Dr. Robertson”), in 2002. NxOpinion, LLC, our predecessor, was formed in 2005 to improve and commercialize the platform. We believe RHealth Advisor is an advanced and powerful global healthcare solution that improves medical outcomes and is uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

Our business model is organized to generate revenue by licensing our software platform and modules generally through collaborative efforts with other organizations. License and revenue agreements have been signed with affiliated companies and collaboration partners. These agreements have not yet generated significant revenue for us, but have been entered in anticipation of RHealth Advisor’s commercialization. We expect license fees to be either (a) subscription based or transaction based to vary depending on the RHealth Advisor applications used and the market profile of each prospective customer or (b) result from advertising and sponsorships. Implementation may include a setup fee with respect to the applications and potential integration needs of customers.

Overall Performance

The Company is considered to be a development stage enterprise.  Although some principal operations of marketing and licensing software solutions began during 2009, we have not yet generated any significant revenue.  We have incurred significant losses and negative cash flow from operations since inception.  Management has plans to renegotiate or restructure its debt, generate revenues and to seek additional capital, as described herein.  However there can be no assurance additional funds will be available.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the year ended September 30, 2012. For further information on our critical accounting policies, refer to Note 2 to our consolidated financial statements.

Comparison of Operating Results for the Year Ended September 30, 2012 compared to the Year Ended September 30, 2011

Revenues – No revenues were generated during the year ended September 30, 2012.  Revenues generated during the year ended September 30, 2011 totaled $217,416.  This consisted of $10,000 of implementation fees for regionalization work completed during the year and $207,416 of deferred revenue recognized as earned during the year.  The additional revenue recognized in the inception to date column related to a one time development collaboration agreement with Microsoft Corporation.  This revenue is not related to the planned commercialization of the Company's product and is not expected to recur in the future.

Product and content development expenses – Product and content development costs consist primarily of personnel costs and technology consulting costs. Personnel costs related to product and content development were $187,125 for the year ended September 30, 2012 and $460,294 for the year ended September 30, 2011. The decrease was due to staff layoffs during the year ended September 30, 2012, done as part of scaling back of our activities due to a lack of financial resources. Technology consulting costs were $409,635 for the year ended September 30, 2011 for the utilization in of a technology consulting firm for implementation management and application design and development. There were no similar costs during 2012.

Product and content development personnel costs included non-cash stock based compensation costs of $46,039 for the year ended September 30, 2012 and $59,602 for the year ended September 30, 2011.

Our product and content development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting firms and collaborations with development partners. Based on current plans and staffing, we expect fiscal year 2013 product and content development costs to be higher than expenditures during 2012.

Selling, general and administrative expenses – These costs consist primarily of personnel costs, administrative consulting fees and professional fees. Personnel costs related to selling, general and administrative activities were $485,920 for the year ended September 30, 2012 and $1,261,637 for the year ended September 30, 2011. The decrease increase was due to staff layoffs during the year ended September 30, 2012, done as part of scaling back of our activities due to a lack of financial resources. Consulting fees were $79,333 for the year ended September 30, 2012 and $110,375 for the year ended September 30, 2011.  The decrease resulted from decreased administrative consulting engaged. Professional fees related to selling, general and administrative activities were $41,157 for the year ended September 30, 2012 and $197,945 for the year ended September 30, 2011. The decrease in professional fees resulted primarily from legal costs reported in the prior year associated with a threatened lawsuit.

Selling, general and administrative personnel costs included non-cash stock based compensation costs of $138,500 for the year ended September 30, 2012 and $596,751 for the year ended September 30, 2011.

We may expend additional resources on marketing and licensing our products in future periods and hire additional personnel which may increase selling, general and administrative expenses.

Other income (expenses) – Net other expense of $135,587 included $147,587 of interest expense for the year ended September 30, 2012. Net other expense of $119,448 included $153,874 of interest expense for the year ended September 30, 2011 of which $27,003 was non-cash accretion and other interest related expenses.

Net loss – Our net loss for the year ended September 30, 2012 was $1,193,680 compared to a net loss of $2,808,403 for the year ended September 30, 2011. The decreased loss was primarily due to a scaling back of our activities due to a lack of financial resources, and was also impacted by a decrease in non-cash stock-based compensation and a decrease in revenues from the prior year.

Liquidity and Capital Resources

At September 30, 2012, we had cash and equivalents of $5,764 compared to $90,585 at September 30, 2011.  Net cash used by operating activities was $534,823 during the year ended September 30, 2012, compared to $1,451,403 used by operating activities for the year ended September 30, 2011.  The current period net cash used by operating activities included the net loss of $1,193,680 reduced by $184,539 of non-cash stock-based compensation costs and $2,022 of non-cash expenses. Other changes providing cash from operating activities included a $380,932 increase in accounts payable and accrued expenses and $119,546 increase in accrued interest. Until the company can begin to generate revenue, we expect continued cash operating deficits.

Our principal source of liquidity at September 30, 2011 consisted of cash of $5,764. We have no other unused sources of liquidity at this time. Management expects that given the current rate of expenditures it will require approximately $1,000,000 to meet operating requirements for the next twelve months. We also have principal amounts due on debt of $1,426,347 due in the next twelve months that we must restructure or refinance or obtain funds for payment. The Company may also elect to expand its business activities by hiring additional personnel or expanding its marketing or other activities. Some of the required funds may be generated from future revenues or from renegotiating debt arrangements although there is no assurance any debt payments can be restructured.  Management is actively seeking opportunities for debt or equity financing to meet cash requirements for the next twelve months.  Should additional funds not be available, we will be required to further curtail or scale back operations.  Failure to obtain sufficient capital could have a material adverse effect on our Company.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting, as discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by our finance personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified a material weakness in our internal control over financial reporting: our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year-end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. In light of this material weakness management concluded that our internal control over financial reporting was not effective. Due to our small size and limited resources it is difficult to segregate these functions until the company grows and can afford additional accounting and finance personnel. Due to our developmental stage, we had no revenue in the fiscal year ended September 30, 2012 and we had a limited number of financial transactions, consisting mostly of finite expenditures. Management has concluded that with certain management and audit committee oversight controls that are in place and the use of an outside SEC and GAAP consultant for each period closing, the risks associated with the lack of segregation of duties is not sufficient to justify the costs of adding additional personnel at this time. Management has also taken steps to improve the oversight process relating to disbursements and for higher Board review of quarterly and annual reports. Management will periodically reevaluate this situation.

Inherent Limitations on Effectiveness of Controls

Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of expansion of the business and related complication of tracking transactions and changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

Set forth below is information concerning our executive officers and directors at January 11, 2013:

Name	Age	Position(s)	Director Since
Joel C. Robertson	60	Director, Chairman, President and Chief Executive Officer	May 2010
Melissa A. Seeger	39	Chief Financial Officer, Treasurer and Secretary
Gerald L. Ehrens	73	Director	September 2005
Peter J. Perkinson	69	Director	July 2010

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

Joel C. Robertson, Pharm.D., has been a director since May 28, 2010 when he was also appointed Chairman of the Board, President and Chief Executive Officer; Dr. Robertson is a businessman, author and specialist in neuropharmacology. An internationally recognized clinician, he is also a bestselling author, lecturer, consultant and founder of Robertson Research Institute, a non-profit company formed in 2002 to develop the search engine underlying the Company’s technology. He formed Robertson Health Services, Inc. (RHS, formerly NxOpinion) in 2005 to assemble data and commercially exploit the developed software and he served as the sole manager of NxOpinion from its inception in 2005 until May 28, 2010.   Dr. Robertson has extensive background and experience in the creation of new and innovative programs. He received national acclaim for his creation of a chemical dependency and psychiatric sub-acute care facility, has consulted with over 30 inpatient/outpatient chemical dependency and psychiatric facilities, and opened and administered two inpatient and three outpatient and day care facilities. However, Dr. Robertson does not have extensive experience in establishing or operating a software based business similar to the Company’s planned business. No other executive or employee of the Company possesses such experience.

We believe Dr. Robertson is well-qualified to serve as a director of the Company due to his invention of the Company’s core technology and his longstanding leadership in guiding our technology to market.  Dr. Robertson’s vision to improve the global delivery and access to health care services and information is at the core of our Company’s mission.

Melissa A. Seeger, CPA, was appointed Chief Financial Officer, Treasurer and Secretary on May 28, 2010 and was Controller at RHS and its affiliated companies from November 2008 to the May 28, 2010 Merger. She has over 12 years of public accounting experience with an emphasis on private company consulting and taxation. Ms. Seeger has no prior experience as a CFO, or other significant financial office, of a public company. She has a Bachelor of Administration degree from Saginaw Valley State University, and became a Certified Public Accountant in the State of Michigan in 1998. From 1996 to 2008, Ms. Seeger was employed by Yeo & Yeo, Certified Public Accountants, commencing as a staff accountant and advancing to the position of senior manager.

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

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors during the year ended September 30, 2012.

Committees of the Board of Directors
We have a separately designated standing Audit Committee, currently consisting of Mr. Ehrens and Mr. Perkinson. We believe both members are independent under the standards discussed in Item 13 below and that Mr. Perkinson qualifies as an “Audit Committee Financial Expert,” as defined by Regulation S-K.

Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as our other employees and directors). A copy of the Code Ethics for Senior Officers is posted on our Internet site at www.robertsonhealth.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics for Senior Officers should be sent by mail to Corporate Secretary at Robertson Global Health Solutions Corporation, P.O. Box 5856, Saginaw, Michigan 48603. Requests may also be made by calling the Company at (989) 799-8720. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2012, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of our Named Executive Officers
At September 30, 2012, we identified Joel C. Robertson and Melissa A. Seeger as our named executive officers, both were appointed executive officers of the Company effective with the NxOpinion Merger on May 28, 2010. Our named executive officers for fiscal 2013 could change, as we may hire or appoint new executive officers.

Summary Compensation Table
The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during the years ended September 30, 2012 and 2011:

Name and Principal Position	Reporting Period	Salary (1) ($)	Bonus ($)	Option Awards (3) ($)	All Other Compensation (2) ($)	Total ($)

Joel C. Robertson, Chairman, President and Chief Executive Officer (PEO)	Year Ended September 30, 2012	$240,000	$-	$-	$3,081	$243,081

	Year Ended September 30, 2011	$249,231	$-	$49,604	$9,727	$308,562

Melissa A. Seeger, Secretary and Treasurer (PFO)	Year Ended September 30, 2012 (4)	$46,154	$-	$-	$403	$46,557

	Year Ended September 30, 2011 (4)	$119,865	$-	$24,934	$1,814	$146,613

(1)
A portion of compensation for Mr. Robertson and Ms. Seeger is being accrued and deferred until funds are available for payment. For Mr. Robertson, a total of $207,692 of the amount reported above for the period ending September 30, 2012 was accrued during the year and payable at September 30, 2012. For Ms. Seeger, a total of $32,714 and $59.385 of the amounts reported above for the years ending September 30, 2012 and 2011, respectively, was accrued during the year and payable at September 30, 2012 and 2011.

(2)
The Company has a Simple IRA plan and matches employee contributions up to 3% of compensation.  The Company match for Mr. Robertson was $831 and $7,477 for the years ending September 30, 2012 and 2011 respectively.  The Company match for Ms. Seeger was $403 and $1,814 for the years ending September 30, 2012 and 2011, respectively.

(3)
Represents the amount of compensation cost recognized by us in each period related to stock option awards granted during each period, as described in ASC 718, Share-Based Payment. For a discussion of valuation assumptions, see Note 9 to our 2012 Consolidated Financial Statements included in our Annual Report.

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

Outstanding Equity Awards at Fiscal Year-End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on September 30, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Joel C. Robertson	100,000	-	(1)	-	$3.30	8/31/15
Joel C. Robertson	12,000	8,000	(2)	-	$5.48	5/5/16

Melissa A. Seeger	20,000	-	(3)	-	$3.00	8/31/15
Melissa A. Seeger	6,000	4,000	(4)	-	$4.98	5/5/16

(1)	These options were fully vested at September 30, 2010. This table excludes warrants on 100,000 shares issued in connection with prior compensation described above.
(2)	These options vest 4,000 shares each six months.
(3)	These options were fully vested at August 31, 2012.
(4)	These options vest 2,000 shares each six months.

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

Director Compensation
The following table provides information concerning compensation of our non-employee directors for the year ended September 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Gerald L. Ehrens	$-	$-	$-	$-
Peter Perkinson	$-	$-	$-	$-

(1)
No director fees were paid and no stock options were granted to directors during the fiscal year ended September 30, 2012. At September 30, 2012, Mr. Ehrens and Mr. Perkinson each had option awards outstanding exercisable for 30,000 shares (20,000 exercisable at $3.00 per share until August 2015 and 10,000 exercisable at $4.98 per share until May 2016) related to their services as directors. At September 30, 2012, Mr. Ehrens had a stock option exercisable on 10,000 shares at $4.98 per share until May 2016 previously granted for other services and Mr. Perkinson had a stock option exercisable on 100,000 shares at $2.20 per share until September 2015 previously granted for other services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership - Certain Beneficial Owners
The following security ownership information is set forth, as of January 11, 2013, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all current directors, nominees and executive officers as a group (four persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Joel C. Robertson	6,290,758	(2)	45.7%
	P.O. Box 5856
	Saginaw, Michigan 48603

Common Stock	Melissa A. Seeger	53,000	(3)	*
	P.O. Box 5856
	Saginaw, Michigan 48603

Common Stock	Gerald L. Ehrens	642,639	(4)	4.8%
	P.O. Box 5856
	Saginaw, Michigan 48603

Common Stock	Peter J. Perkinson	298,252	(5)	2.2%
	P.O. Box 5856
	Saginaw, Michigan 48603

Common Stock	Michael J. Jandernoa	986,023	(6)	7.3%
	c/o Perrigo Co, 333 Bridge St. NW, #800
	Grand Rapids, Michigan 49504

Common Stock	Marilyn H. Hite	792,962	(7)	5.9%
	7260 W. Azure Dr, #140-302
	Las Vegas, Nevada 89130

Common Stock	Jerry E. Polis	724,175	(8)	5.4%
	980 American Pacific Drive, #111
	Henderson, Nevada 89014

Common Stock	James A. Barnes	765,800	(9)	5.6%
	8617 Canyon View Drive
	Las Vegas, Nevada 89117

	All directors and executive	7,284,649		51.8%
	officers as a group (4 persons)

*	less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On December 20, 2011, there were 13,342,187 shares of common stock issued and outstanding.

(2)
Includes 5,871,808 shares owned by JVR Technologies, LLC, a Nevada limited liability company owned 50%/50% by Joel C. Robertson and his wife Vickie Robertson. The amount shown as beneficially owned by Joel C. Robertson reflects 100% of the common stock of the Company owned by JVR Technologies, LLC. Also includes 115,000 warrants and 303,950 options.

(3)	Consists solely of stock options.
(4)	Includes 460,000 shares owned by family limited partnership, 23,300 warrants and 55,834 options.
(5)	Includes 8,841 warrants and 150,500 options.
(6)	Consists of 741,023 shares and warrants on 245,000 shares held by the Michael J. Jandernoa Trust based on information provided by the stockholder as of December 14, 2012.
(7)	Shares held by The Marisite Family Trust based on information provided by the stockholder as of June 8, 2010.
(8)
Beneficial ownership based on information provided by the stockholder as of February 13, 2012. Consists of 546,507 shares, 2,668 options and 175,000 warrants. A total of 318,914 shares are held by a family trust, 227,257 shares by a controlled corporation and 18,666 shares by a family LLC. A total of 150,000 warrants are held by an LLC over which Mr. Polis executes voting and investment control but disclaims beneficial ownership other than his pecuniary interest in the LLC. Also includes 6,666 shares over which Mr. Polis has power of attorney but which he disclaims any beneficial ownership.

(9)
Beneficial ownership based on information provided by the stockholder as of March 16, 2012. Consists of 505,900 shares, 200,900 warrants, and 59,000 options. A total of 331,650 shares are held by a family trust, 349,650 shares by a profit sharing plan, and 25,500 shares by a controlled corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has contracted with RRI for certain operational vendor costs. These services were billed to the Company by RRI on a flow-through basis and at cost. See Note 13 to the Company’s Consolidated Financial Statements included in its annual report for details of amounts incurred related to this relationship which aggregated $55,231 and $129,392 for the years ended September 30, 2012 and 2011, respectively.

The company contracts employees on an as needed basis to an entity, Robertson Wellness, LLC (RW), controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson.  These services were billed to RW at cost. See Note 13 to the Company’s Consolidated Financial Statements included in its annual report for details of amounts incurred related to this relationship which aggregated $48,829 and $39,241 for the years ended September 30, 2012 and 2011, respectively.

We currently license our core technology from an entity, Vanahab Health Diagnostics II, LLC, controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson. No license fees were paid during the year ended September 30, 2012 or 2011.

In January 2012 the Company borrowed $140,000 from Vanahab Health Diagnostics, LLC, which is controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson.  The Company issued a note payable with a 15% annual rate of interest, a default rate of interest of 18% and a term of June 30, 2012 when all unpaid principal and interest was payable.

On January 12, 2011, the Company completed the sale of three parcels of unimproved real property and warrants to purchase 150,000 shares of the common stock of the Company at $2.50 per share for a total purchase price of $900,000 to Triple LATS LLC, a limited liability company controlled by Jerry E. Polis, who was a former director of the Company and at the time of the transaction the beneficial owner of more than 5% of the Company’s common stock.

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

In September 2011 the Company borrowed $50,000 from Vanahab Health Diagnostics, LLC, which is controlled by our Chairman, President and CEO, Dr. Robertson and his wife Vickie Robertson.  The Company issued a note payable with a 15% annual rate of interest and a term of December 15, 2011, when all unpaid principal and interest shall be payable. No interest was paid during fiscal 2011 or 2012.

In September 2011 the Company issued 102,172 shares for $60,000 of notes and $42,172 of accrued interest to director Gerald Ehrens.  The Company has remaining notes payable to Ehrens with principal amounts totaling $328,325 with interest rates ranging from 5% to 18% per annum.  Ehrens signed agreements to extend the maturity dates of each loan to December 31, 2011.  No interest was paid on these notes during fiscal 2011 or 2012.

In September 2011 the Company issued 36,411 shares for $25,000 of notes and $11,411 of accrued interest to director Peter Perkinson.  The Company has remaining notes payable to Perkinson with principal amounts totaling $122,350 with interest rates ranging from 5% to 10% per annum.  Perkinson signed agreements to extend the maturity dates of each loan to December 31, 2011.  No interest was paid on these notes during the fiscal 2011 or 2012.

During fiscal 2012 the Company sold 280,000 shares of common stock for cash of $140,000 to an entity controlled by greater than 5% stockholder, James A. Barnes.

Director Independence

As the Company is quoted on OTC Markets and not one of the national securities exchanges, it is not subject to any director independence requirements. However, we have adopted the NASDAQ Stock Market’s standards for determining the independence of directors and believe that Messrs. Ehrens and Perkinson qualify as independent directors. In making this determination, our Board of Directors has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 22, 2010, the Board of Directors retained Silberstein Ungar, PLLC, Certified Public Accountants (“SU”) as its independent registered public accountant.

The following table presents fees billed by SU for professional services for the audit of the financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports for the fiscal years ended September 30, 2012 and 2011.

	Year Ended September 30, 2012	Year Ended September 30, 2011
Audit fees (1)	$29,000	$29,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$29,000	$29,000

(1)
Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those periods, reviews of the interim financial statements normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q. No such fees were billed by SU for 2012 or 2011.

(3)	Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SU for 2012 or 2011.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by SU for 2012 or 2011.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:
	(1)	Index to Financial Statements
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011	F-2
		Consolidated Statements of Operations for the Years Ended September 30, 2012 and September 30, 2011, and the period from inception (April 11, 2005) to September 30, 2012	F-3
		Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (April 11, 2005) to September 30, 2012	F-4
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and September 30, 2011, and the period from inception (April 11, 2005) to September 30, 2012	F-5
		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

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
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Robertson Global Health Solutions Corporation

We have audited the accompanying consolidated balance sheets of Robertson Global Health Solutions Corporation (a development stage company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements for the period April 11, 2005 (inception) through December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated statements of operations, stockholders’ deficit, and cash flows for the period April 11, 2005 (inception) through December 31, 2009, insofar as it relates to the amounts for prior period through December 31, 2009, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robertson Global Health Solutions Corporation as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, is in default on many of its notes payable and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 14, 2013

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Balance Sheets

ASSETS	September 30, 2012	September 30, 2011
Current assets
Cash	$5,764	$90,585
Accounts receivable	-	41,500
Prepaid and other	44,060	35,663
Total current assets	49,824	167,748

Property and equipment, net	7,147	8,487
Accounts receivable - related parties	92,594	47,031

Total assets	$149,565	$223,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,075,467	$978,152
Accrued interest	327,254	$207,707
Accrued other liabilities	856,113	672,088
Deferred revenue	48,167	31,500
Stockholder advances	60,000	-
Notes payable related parties - net	846,275	655,675
Notes payable other - net	530,068	520,449
Current portion of facility exit liability	-	32,329
Current portion bank term note	50,000	50,000
Total current liabilities	3,793,344	3,147,900

Long-term debt
Bank term note	87,491	137,495
Total long-term debt	87,491	137,495
Total liabilities	3,880,835	3,285,395

Stockholders' deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 20,000,000, 13,042,187 and 12,352,187 shares issued and outstanding, respectively	13,042	12,352
Paid-in capital	14,330,515	13,801,666
Deficit accumulated during development stage	(18,074,827)	(16,876,147)
Total stockholders' deficit	(3,731,270)	(3,062,129)

Total liabilities and stockholders' deficit	$149,565	$223,266

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Operations

	Year Ended September 30, 2012	Year Ended September 30, 2011	April 11, 2005 (date of inception) to September 30, 2012

Revenues
Contract fees	$-	$10,000	$143,000
Contract fees - related party	-	207,416	207,416
Total revenues	-	217,416	350,416

Operating expenses
Cost of revenues	-	-	139,536
Product and content development	264,543	1,004,352	6,812,852
Selling, general and administrative	798,610	1,902,019	9,355,315
Impairment expense on real estate held for sale	-	-	1,548,375
Total operating expenses	1,063,153	2,906,371	17,856,078
Operating loss	(1,063,153)	(2,688,955)	(17,505,662)

Other income (expense)
Unrealized gain on derivative revaluation	-	-	17,279
Interest and other income	12,000	38,390	360,624
Gain on disposal of assets	60	-	60
Other expenses	-	(3,964)	(97,236)
Interest expense	(147,587)	(153,874)	(849,892)
Total other income (expense)	(135,527)	(119,448)	(569,165)

Net loss	$(1,198,680)	$(2,808,403)	$(18,074,827)

Loss per share (basic and diluted)	$(0.10)	$(0.24)

Weighted average number of common shares outstanding (basic and diluted)	12,601,285	11,664,382

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Equity
	Shares	Dollars	Capital	Deficit	(Deficit)

Balances, April 11, 2005 (date of inception)	-	$-	$-	$-	$-

Stock issued to founder for technology	9,600,000	9,600	(9,600)	-	-
Founder stock assigned to director	290,000	290	(290)	-	-
Sale of stock for cash at $2.50 to $3.25 per share	1,156,000	1,156	3,348,844	-	3,350,000
Forfeiture of founder stock - net	(1,046,000)	(1,046)	1,046	-	-
Net loss	-	-	-	(1,373,347)	(1,373,347)
Balances, December 31, 2005	10,000,000	$10,000	$3,340,000	$(1,373,347)	$1,976,653

Sale of stock at $2.50 to $4.00 per share	456,500	456	1,759,544	-	1,760,000
Repurchase of stock at $2.50 per share	(144,000)	(144)	(359,856)	-	(360,000)
Forfeiture of founder stock - net	(312,500)	(312)	312	-	-
Net loss	-	-	-	(3,488,381)	(3,488,381)
Balances, December 31, 2006	10,000,000	$10,000	$4,740,000	$(4,861,728)	$(111,728)

Sale of stock at $2.00 to $6.00 per share	414,038	414	1,089,586	-	1,090,000
Forfeiture of founder stock	(414,038)	(414)	414	-	-
Net loss	-	-	-	(2,451,762)	(2,451,762)
Balances, December 31, 2007	10,000,000	$10,000	$5,830,000	$(7,313,490)	$(1,473,490)

Sale of stock at $2.00 to $3.25 per share	658,154	658	1,158,342	-	1,159,000
Forfeiture of founder stock	(658,154)	(658)	658	-	-
Net loss	-	-	-	(1,443,771)	(1,443,771)
Balances, December 31, 2008	10,000,000	$10,000	$6,989,000	$(8,757,261)	$(1,758,261)

Sale of stock at $1.00 per share	428,500	428	428,072	-	428,500
Classification of 416,000 warrants as a liability	-	-	(238,656)	-	(238,656)
Forfeiture of founder stock	(428,500)	(428)	428	-	-
Net loss		-	-	(1,575,052)	(1,575,052)
Balances, December 31, 2009	10,000,000	$10,000	$7,178,844	$(10,332,313)	$(3,143,469)

Sale of stock at $1.00 per share	125,000	-	125,000	-	125,000
Classification of 125,000 warrants as a liability	-	-	(69,497)	-	(69,497)
Forfeiture of founder stock	(125,000)	-	-	-	-
Record beneficial conversion of $170,000 of convertible notes	-	-	89,048	-	89,048
Redemption of stock	(3,076)	(3)	(11,997)	-	(12,000)
Shares issued on conversion of convertible debt at $1.00 per share	3,076	3	3,073	-	3,076

Merger related equity transactions:
Historical ASI Technology shares	1,154,248	1,154	2,718,773	-	2,719,927
Shares issued on conversion of convertible debt at $1.00 per share	214,223	214	214,009	-	214,223
Reclassification of warrant liability to equity			379,922	-	379,922
Value of 100,000 warrants issued to founder related to debt extinguishment			250,000	-	250,000
Capital contribution from related party debt extinguishment			510,000	-	510,000
Value of 51,041 warrants issued to stockholders related to debt restructuring and guarantee			55,750	-	55,750

Shares issued on conversion of convertible debt at $1.00 per share	175,698	176	175,522	-	175,698
Payment of fractional shares on reverse stock split	(800)	(1)	(4,320)		(4,321)
Stock based compensation			308,602		308,602
Net loss				(3,735,431)	(3,735,431)
Balances, September 30, 2010	11,543,369	$11,543	$11,922,729	$(14,067,744)	$(2,133,472)

Sale of stock at $2.00 per share	235,000	235	469,765	-	470,000
Sale of stock at $1.00 per share	150,000	150	149,850	-	150,000
Shares issued on conversion of debt at $1.00 per share	348,218	348	347,870	-	348,218
Exercise of warrants at $1.00 per share	75,000	75	74,925	-	75,000
Value of 150,000 warrants issued related to sale of real estate held for sale			178,375	-	178,375
Stock based compensation			656,353	-	656,353
Stock option exercise	600	1	1,799	-	1,800
Net loss	-	-	-	(2,808,403)	(2,808,403)
Balances, September 30, 2011	12,352,187	$12,352	$13,801,666	$(16,876,147)	$(3,062,129)

Stock based compensation			184,539	-	184,539
Sale of stock at $0.50 per share	690,000	690	344,310	-	345,000
Net loss	-	-	-	(1,198,680)	(1,198,680)
Balances, September 30, 2012	13,042,187	$13,042	$14,330,515	$(18,074,827)	$(3,731,270)

See accompanying notes to the consolidated financial statements

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION
(a development stage company)
Consolidated Statements of Cash Flows

	Year Ended September 30, 2012	Year Ended September 30, 2011	April 11, 2005 (date of inception) to September 30, 2012
Operating activities
Net loss	$(1,198,680)	$(2,808,403)	$(18,074,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,022	1,866	46,066
Amortization of deferred rent and facility exit liability	(32,329)	(50,911)	(97,613)
Adjustment of accrued facility exit liability	-	1,085	31,038
Unrealized gain on derivative revaluation	-	-	(17,279)
Impairment expense	-	-	1,548,375
(Gain) loss on sale of assets	(60)	2,878	2,818
Gain on debt cancellation	-	-	(262,088)
Note discount accretion	-	27,003	128,413
Beneficial conversion of convertible debt	-	-	89,048
Value of warrants issued for note guarantee	-	-	16,384
Stock based compensation	184,539	656,353	1,149,494
Changes in:
Accounts receivable	41,500	(41,500)	-
Accounts receivable - related parties	(45,563)	(38,189)	(86,994)
Prepaid and other	(8,397)	(8,395)	(36,783)
Accounts payable and accrued expenses	385,932	891,701	4,399,354
Deposits	-	(3,747)	(3,747)
Deferred revenue	16,667	(175,916)	48,167
Accrued interest	119,546	94,772	429,697
Net cash used by operating activities	(534,823)	(1,451,403)	(10,690,477)
Investing activities
Purchase of property and equipment	(1,346)	(6,240)	(53,555)
Proceeds from sale of assets	-	543,747	843,747
Cash received in merger transaction	-	-	243,296
Net cash provided by investing activities	(1,346)	537,507	1,033,488
Financing activities
Net change in stockholder advances	60,000	-	210,000
Sale of common stock	345,000	620,000	8,877,500
Sale of warrants	-	178,375	178,375
Repurchase of common stock	-	-	(372,000)
Payment of fractional shares	-	-	(4,321)
Proceeds from exercise of warrants	-	75,000	75,000
Proceeds from exercise of stock options	-	1,800	1,800
Proceeds from issuance of debt	140,000	275,000	1,335,416
Repayment of debt	(93,652)	(186,670)	(639,017)
Net cash provided by financing activities	451,348	963,505	9,662,753
Net increase (decrease) in cash	(84,821)	49,609	5,764
Cash, beginning of period	90,585	40,976	-
Cash, end of period	$5,764	$90,585	$5,764

SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for interest	$28,041	$32,099	$210,575
Transfers of liabilities from affiliate for costs incurred	$-	$-	$824,053
Derivative liability recorded for warrants	$-	$-	$17,279
Issuance of debt in redemption of accrued liabilities	$103,867	$180,373	$909,872
Repayment of advances from proceeds from sale of assets	$-	$150,000	$150,000
Issuance of stock on conversion of debt	$-	$348,218	$741,215
Non-cash payment on accounts payable	$725	$-	$725

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

Description of Business
The Company is a medical software company that has developed RHealth Advisor, a medical knowledge platform powering a suite of health applications for global healthcare delivery. The core medical knowledge management system, use of mathematical and statistical bases and business process for the software was invented by the Company’s founder and CEO, Dr. Joel Robertson (“Dr. Robertson”) in 2002. The Company believes RHealth Advisor is a very powerful medical knowledge platform uniquely capable of being implemented in a wide range of settings worldwide, from rural health systems to the most sophisticated urban hospital systems.

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

Basis of Presentation – Going Concern
The financial statements have been prepared on the accrual basis by management in accordance with generally accepted accounting principles in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. From inception to September 30, 2012, the Company has incurred significant losses and negative cash flow from operations and has a deficit accumulated during the development stage of $18,074,827. At September 30, 2012 the Company had a working capital deficit of $3,650,926 and notes and accrued interest aggregating $1,626,142 payable to related and unrelated parties that were in default. The Company's ability to emerge from the development stage and continue as a going concern is in doubt and is dependent upon obtaining additional financing, renegotiating or refinancing existing debt and/or attaining a profitable level of operations. The Company’s operating plans will require additional funds for operation and to repay, refinance or restructure existing debt. Management has plans to generate revenue producing business and to seek additional capital and restructure its debt, though there can be no assurance it will be able to do so.

During fiscal 2013, the Company may elect to incur additional costs to develop its business. The Company may also seek or pursue other business opportunities. However, there can be no assurance that sufficient additional funds will be available to enable the Company to continue as a going concern. Although asset impairment adjustments have been made in accordance with generally accepted accounting principles, the accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of RGHS and its wholly-owned subsidiaries. Subsidiaries of RGHS are Robertson Health Services, Inc. (RHS, comprising the former business of NxOpinion), Robertson Technologies Licensing, LLC (“RTL”, a wholly-owned limited liability company owned by RHS), ASI Capital Corporation (“ASI Capital”, a wholly-owned subsidiary that operates certain leased property) and ASI Land Holdings, Inc. (“ASI Land”, a wholly-owned subsidiary which previously held certain real estate). All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation.

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

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2012 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

Fair Value of Financial Instruments
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

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

Facility Exit Liability
The Company accounted for an unused operating office lease in accordance with ASC 420, Exit or Disposal Cost Obligations. The lease expired in March, 2012.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that under U.S. generally accepted accounting principles are excluded from reported net loss. There were no differences between net loss and comprehensive loss for any of the periods presented.

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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. At September 30, 2012 and 2011, a total of 1,781,814 and 1,786,617, respectively, of potentially dilutive securities consisting of options and warrants were not used for any computation of dilution for each period then ended as they would have been antidilutive.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This update requires improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not expect the adoption to have an impact on its financial results.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The new guidance allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim impairment tests performed as of a date before July 27, 2012, if the financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt the provisions of this new guidance on October 1, 2012. The Company does not expect the adoption of the new provisions to have a material impact on its financial condition or results of operations.

In October 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics. The update addresses issues that either (1) clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice, or (2) are more substantive, limited-scope improvements.  The amendments in this Update that will not have transition guidance are effective upon issuance.  The amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.  The Company does not expect the adoption to have an impact on its financial results.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

3. Property and Equipment
Property and equipment consisted of computer equipment and vehicles as follows:

	September 30, 2012	September 30, 2011
Computer hardware	$32,121	$31,546
Vehicle	22,478	22,478
	54,599	54,024
Accumulated depreciation	(47,452)	(45,537)
Property and equipment, net	$7,147	$8,487

4. Real Estate
At the time of the Merger, RGHS, through a wholly-owned subsidiary, owned three real estate properties held for investment and valued at $2,245,000. The three properties were recorded at management’s estimated fair value.  The properties were held as an investment and evaluated for impairment at each reporting date. In June 2010 management determined that the guidance of ASC 820-10-35-51A-D, Determining Fair Value When The Volume And Level Of Activity For The Asset Or Liability Have Significantly Decreased was applicable and reduced the carrying value of the real estate to $850,000 net of an allowance of $50,000 for the costs to sell in accordance with a reclassification to held for sale.  In October 2010 management entered into an agreement, with an entity controlled by a former director, to sell the real estate on an installment basis at a price of $900,000 (all paid by January 2011) and issued warrants to purchase up to 150,000 shares of the common stock at $2.50 per share for a term of five years (the “Warrants”) as an inducement. Management recorded in September 2010 an impairment charge to further reduce the carrying value of the real estate to $696,625, which reduced the costs to sell to $25,000 and included $178,375 for the value of the warrants.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following:

	September 30, 2012	September 30, 2011
Accounts payable
Payable to unrelated parties	$534,458	$436,632
Payable to affiliate RRI for contract services (see Note 13)	508,009	511,520
Payable to related parties	33,000	30,000
Total accounts payable	$1,075,467	$978,152

Accrued liabilities
Accrued wages and vacation	$651,577	$348,133
Accrued bonus payable to CEO	140,000	140,000
Other accounts payable	64,536	183,955
Total accrued liabilities	$856,113	$672,088

6. Facility Exit Liability and Costs
Facility exit costs relate to an operating office lease that had been intended for use in real estate lending activities. A total of $166,845 was accrued as an exit liability in July 2009 in accordance with ASC 420, Exit or Disposal Cost Obligation. In June 2010 the Company entered into a sublease on the 3,747 feet of improved office space. The landlord granted a 50% rent concession for the six months ending December 2009, a 25% concession for the twelve months ending December 2010, and a 17% concession for the 10 months ending March 2012 (end of lease term).

The following table summarizes facility exit liability activity for the years ended September 30, 2012 and 2011:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Accrual balance beginning of period	$32,329	$82,154
Accrual correction for cash flow assumptions	-	1,085
Accretion expense	635	4,953
Payment - net	(32,964)	(55,863)
Accrual balance end of period	$-	$32,329

In the accompanying statement of operations, the expense for accrual corrections are included in other expenses, and all other facility exit costs and related accretion expense are included in selling, general and administrative expenses.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

7. Notes Payable
Notes payable consist of the following:

		September 30, 2012	September 30, 2011
Notes payable - related parties
Unsecured notes payable to related party directors with interest ranging from 10% to 18% with principal and interest due December 31, 2011. These notes are currently in default.	(1)	$207,500	$207,500

Unsecured notes payable to stockholders with interest ranging from 10% to 18% with principal and interest due December 31, 2011. These notes are currently in default.	(2)	30,000	30,000

Unsecured notes payable issued at Merger for prior consulting fees owed to two directors. Principal and interest at 5% per annum was due on December 31, 2011. These notes are currently in default.	(3)	243,175	243,175

Unsecured 11% note payable to a stockholder resulting from non-conversion of convertible note issued in April 2009. This note is currently in default with the default interest rate being 16%.		50,000	50,000

Unsecured 15% note payable to a company owned by the Company's CEO. This note is currently in default with the default interest rate being 18%.		125,000	125,000

Unsecured 15% note payable to a company owned by the Company's CEO. This note is currently in default with the default interest rate being 18%.		140,000	-

Unsecured note payable to a company owned by the Company's CEO. Principal and interest at 15% per annum is due on November 26, 2013.		50,600	-

Total notes payable - related parties (current)		$846,275	$655,675

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

		September 30, 2012	September 30, 2011
Notes payable - other current
Unsecured installment note, at 5% compounded monthly, with minimum monthly payments of $20,000 commencing July 2010. The balance is increased by additional invoices billed. This note is currently in default.	(4)	$503,213	$503,213

Installment debt payable with interest at 11.24% per annum, with monthly installments of $3,026, due March 2012. Secured by gross unearned premiums and loss payments on the insurance policy financed.		-	17,236

Installment debt payable with interest at 10.75% per annum, with monthly installments of $3,173, due March 2013. Secured by gross unearned premiums and loss payments on the insurance policy financed.		18,200	-

Unsecured installment debt payable with interest at 0% per annum, with monthly installments of $2,164, due February 2013.		8,655	-

Total notes payable - other current		$530,068	$520,449

Notes payable - other long-term
Five year term bank debt with interest at prime plus 1%, with monthly installments of $4,167 plus interest. Note is guaranteed by the Company's CEO.	(5)	137,491	187,495

Less: Long-term portion of bank term debt		(87,491)	(137,495)

Notes payable - other (current portion)		$50,000	$50,000

Approximate principal repayments of long-term debt are as follows:

09/30/2013	50,000
09/30/2014	50,000
09/30/2015	37,491

Total	$137,491

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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

(3)
The Company issued warrants exercisable for 14,591 common shares at $2.50 per share until May 28, 2013 as an inducement for converting consulting fees for unsecured notes. The value of the warrants of $15,937 is a note discount which was amortized over the original term of the notes.

(4)
New unsecured note issued at Merger effective May 28, 2010, to replace prior secured notes and payables related to legal fees. In November 2011, the Company negotiated revised terms on this loan. The note is due on demand, but was due not later than June 1, 2012, including interest at 5% per annum. Payments are to be made as excess cash flow permits after covering only ordinary operating expenses.  The note is secured by the Company assets.

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

In September 2011 the Company entered into Agreements with certain stockholders and directors to convert $120,000 of notes payable and accrued interest of $72,464 into shares of the Company’s common stock at $1.00 per share or an aggregate of 192,464 shares of common stock.

8. Stockholders’ Deficit
The Company has 20,000,000 shares of common stock, par value $0.001 authorized and 1,000,000 shares of preferred stock, par value $0.001, authorized. No preferred shares are outstanding.

The historical consolidated financial statements also reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of April 11, 2005 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated statements of stockholders’ equity for the period from April 11, 2005 (date of inception) to September 30, 2012 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.

9. Stock Options and Stock Purchase Warrants

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

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Year Ended September 30, 2012			Year Ended September 30, 2011
Expected volatility		117.00%			73.02%
Risk-free interest rate		1.00%			1.60%
Forfeiture rate	0.0%	-	5.0%	0.0%	-	5.0%
Dividend yield		0.00%			0.00%
Expected life in years		5			4.48

Since the Company’s stock is not actively traded, management estimates its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is because the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no significant exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was derived from the Company’s historical employee data and its estimates of the likely future actions of option holders. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded $184,539 and $656,353 of stock compensation expense for the years ended September 30, 2012 and 2011, respectively. The weighted-average estimated fair value of employee and consultant stock options granted during the year ended September 30, 2012 and 2011 was $1.22 per share and $1.82 per share, respectively.

As of September 30, 2012 total estimated compensation cost of options granted but not yet vested was approximately $44,653 and is expected to be recognized over the weighted average period of 0.6 years.

Stock Option Summary Information

The following table summarizes stock option activity for the years ended September 30, 2012 and 2011:

	September 30, 2012				September 30, 2011
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (3)	Weighted- Average Life (Years)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (2)	Weighted- Average Life (Years)
Outstanding beginning of period	774,576	$3.33			590,078	$3.22
Granted	5,000	$1.50			190,000	$3.62
Exercised	-				(600)	$3.00
Cancelled	(9,803)	$6.75			(4,902)	$5.45
Outstanding end of period (1)	769,773	$3.21	-	3.0	774,576	$3.33	-	4.0
Options exercisable at end of period	738,573	$3.21	-	3.0	516,616	$3.14	-	3.9
(1)	Options outstanding are exercisable at prices ranging from $1.50 to $6.75 and expire over the period 2013 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2011 of $2.20.
(3)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2012 of $0.51.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2012:

Range of exercise prices $	Number outstanding at September 30, 2012 #	Number exercisable at September 30, 2012 #	Weighted average exercise price $	Weighted average remaining contractual life Years	Weighted average exercise price of options exercisable at September 30, 2012 $
$1.50 - $3.00	395,401	395,401	2.78	3.0	2.78
$3.30 - $3.40	278,500	278,500	3.34	2.9	3.34
$3.75 - $6.75	100,672	64,672	5.23	3.3	5.25

Warrants
The following table summarizes warrant activity for the years ended September 30, 2011 and 2012:

	Number	Average Exercise Price Per Share
Shares purchasable under outstanding warrants at October 1, 2010	862,041	$1.00
Stock purchase warrants granted in connection with land sale	150,000	$2.50
Stock purchase warrants granted with equity sales	75,000	$1.00
Stock purchase warrants exercised	(75,000)	$1.00
Shares purchasable under outstanding warrants at September 30, 2011	1,012,041	$1.45
Shares purchasable under outstanding warrants at September 30, 2012	1,012,041	$1.45

At September 30, 2012 the Company had the following warrants outstanding:

Description	Number of Common Shares	Exercise Price Per Share	Expiration Date
Warrants	541,000	$1.00	December 31, 2014
Warrants	170,000	$2.50	March 31, 2013
Warrants (1)	51,041	$2.50	May 28, 2013
Warrants (2)	100,000	$0.01	May 28, 2013
Warrants	50,000	$2.50	October 22, 2015
Warrants	50,000	$2.50	November 12, 2015
Warrants	50,000	$2.50	January 12, 2016
	1,012,041

(1)	A total of 32,141 of these warrants are held by directors.
(2)	These 100,000 warrants are held by the Company’s Chief Executive Officer.

10.  Simple IRA
Beginning in July 2010, the Company sponsors a Simple IRA plan that is available to all employees who receive at least $5,000 in compensation.  The plan permits salary deferrals to be made by the employees and an employer matching contribution up to 3% of compensation.  The Company’s matching contribution charged to expense for the years ended September 30, 2012 and 2011 was $3,867 and $23,249, respectively.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

11. Operating Lease
The Company previously had an operating lease for office space at 4215 Fashion Square Blvd., Suite 3, Saginaw, Michigan. The Company exited the space in March 2012. Rent expense during the years ended September 30, 2012 and 2011 was $42,975 and $85,950, respectively.

12. Income Taxes
The Company has incurred losses for each of the periods since its inception. The tax attributes of the legal acquirer (RGHS) prior to the merger included approximately $2,950,000 of net operating losses whose benefits will be substantially limited due to the change in ownership. Those prior Merger losses and losses of the Company after the Merger since being taxable as a corporation have been recorded as a deferred tax asset with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Income taxes (benefit) computed at federal statutory rate	$(404,000)	$(955,000)
Permanent book-tax differences	52,000	64,000
Deferred income tax valuation allowance	352,000	891,000
Income tax provision	$-	$-

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$3,008,000	$2,664,000
Stock-based compensation	364,000	345,000
Accruals and other	47,000	58,000
	3,419,000	3,067,000
Deferred tax liabilities
Depreciation and amortization	(1,000)	(1,000)
	3,418,000	3,066,000
Valuation allowances for deferred tax assets	(3,418,000)	(3,066,000)
Net deferred taxes	$-	$-

As of September 30, 2012, the Company had federal net operating loss (“NOL”) carryforwards of approximately $8,848,000. These losses will expire in years 2025 through 2032 and the use of any such NOLs may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code and similar state provisions, due to changes in ownership of the Company that have occurred previously and may occur in the future.

The Company continues to maintain a valuation allowance against the value of all deferred tax assets at September 30, 2012 due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

In June 2006, the FASB issued guidance in regard to the recognition of tax benefits for positions claimed or to be claimed in tax returns. Management has evaluated the tax positions claimed and expected to be claimed in its tax returns and has concluded that all positions are more likely than not to be sustained upon examination by applicable taxing authorities. Management has also concluded that no liability for uncertain tax positions should be recorded as of September 30, 2012. The Company is subject to U.S. federal tax examinations for tax years through 2012, subject to the statute of limitations. The Company has no income tax examinations in process.

13. Related Party Transactions
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

During the years ended September 30, 2012 and 2011 the Company incurred costs billed by RRI detailed as follows:

	Year Ended September 30,
	2012	2011

Computer and software	$588	$5,105
Dues and subscriptions	5,550	-
Insurance	-	-
Interest	11,269	7,800
Marketing	-	874
Occupancy	-	7,826
Personnel and benefits	-	77
Professional fees	2,719	5,355
Repairs and maintenance	1,740	-
Supplies	1,473	-
Telephone and communications	9,009	-
Travel and entertainment	12,595	77,399
Other	10,288	24,956
	$55,231	$129,392

These amounts are included in the appropriate functional line items in the Company’s statement of operations. Amounts payable to RRI for such services at September 30, 2012 and 2011 are listed in Note 5.

After the Merger, certain employees have been contracted on an as needed basis by Robertson Wellness, LLC (“RW”), a company owned by the Company’s CEO, Dr. Joel Robertson. These personnel costs are allocated to RW at cost based on percentage of time spent on RW efforts.  The total amount allocated to RW during the years ended September 30, 2012 and 2011 was $48,829 and $39,241, respectively. Amounts receivable from RW at September 30, 2012 and 2011 were $92,061 and $47,031, respectively.

See additional related party information in Notes 4, 5, 7, and 9.

ROBERTSON GLOBAL HEALTH SOLUTIONS CORPORATION AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements

14. Commitments and Contingencies

Employment Agreement
In June 2010, the Company entered into a three-year employment agreement with Dr. Robertson to serve as President and Chief Executive Officer. The agreement provides for base compensation of $20,000 per month with an increase to $25,000 per month if the Company achieves an increase in gross revenues of $1,000,000 or more above gross revenues achieved during the previous fiscal quarter. At September 30, 2012 a total of $170,769 was accrued and unpaid pursuant to this agreement.

15. Subsequent Events
Subsequent to year end, the Company has issued 300,000 shares of common stock at $0.50 per share for cash of $150,000.

Subsequent to year end, the Company has granted 640,100 stock options under the 2010 Incentive Plan to employees, officers, directors, and consultants.

The company evaluated subsequent events through the date the financial statements were issued.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 16, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.01 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference).

10.1
Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

10.2
Sanlam Health Addendum to Product Distribution Agreement between Robertson Technologies Licensing, LLC and Montana Healthcare Solutions PTY Ltd effective December 6, 2010  (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).

10.3
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

10.5
Form of Promissory Note Extension Agreements due September 30, 2011 with an interest rate of 5% between the Company and two director consultants dated June 30, 2011 for an aggregate principal amount of $243,175 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference).

10.6
Standard Sublease executed August 1, 2011, and dated for reference purposes only July 28, 2011 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011 and incorporated herein by reference).

10.7
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated August 15, 2011 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 19, 2011 and incorporated herein by reference).

10.8
Software License Agreement between Robertson Technologies Licensing, LLC and Sanlam Health effective September 12, 2011 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2011 and incorporated herein by reference).

10.9
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated September 9, 2011 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2011 and incorporated herein by reference).

10.10
Software License Agreement between Robertson Technologies Licensing, LLC and Telemedicine Africa (Pty) Ltd effective September 29, 2011  (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.11
Form of Promissory Note Extension Agreements due December 31, 2011 with interest rates of 10% to 18% between the Company and three creditors dated September 29, 2011 for an aggregate principal amount of $237,500 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.12
Form of Promissory Note Extension Agreements due December 31, 2011 with an interest rate of 5% between the Company and two director consultants dated September 29, 2011 for an aggregate principal amount of $243,175 (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference).

10.13
Promissory Note delivered to Vanahab Health Diagnostics, LLC dated January 26, 2012 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2012 and incorporated herein by reference).

10.14
Promissory Note delivered to Beltway One Development Group LLC dated March 27, 2012 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2012 and incorporated herein by reference).

10.15
Lease TerminationAgreement between ASI Capital Corporation, Robertson Global Health Solutions Corporation and Beltway One Development Group LLC dated March 26, 2012 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 29, 2012 and incorporated herein by reference).

10.16
Agreement between Robertson Technologies Licensing, LLC, Robertson Wellness, LLC and the Foundation for Professional Development Pty Ltd effective July 19, 2012 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2012 and incorporated herein by reference).

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

Date: January 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel C. Robertson	Chairman, President and	January 15, 2013
Joel C. Robertson	Chief Executive Officer
(Principal Executive Officer)

/s/ Melissa A. Seeger	Chief Financial Officer,	January 15, 2013
Melissa A. Seeger	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Gerald L. Ehrens	Director	January 15, 2013
Gerald L. Ehrens

/s/ Peter J. Perkinson	Director	January 15, 2013
Peter J. Perkinson